Form 10-Q
period 2018-03-31
Motus GI Holdings, Inc.
filed 2018-05-14
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________.

Commission File Number:

001-38389

Motus GI Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4042793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 East Broward Boulevard, 3rd Floor Ft. Lauderdale, FL	33301
(Address of principal executive offices)	(Zip code)

(786) 459 1831

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2018, 15,645,755 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

MOTUS GI HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Motus GI Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)	(*)

ASSETS

Current assets
Cash and cash equivalents	$18,629	$6,939
Accounts receivable	11	5
Short-term deposits	—	76
Inventory	21	6
Prepaid expenses and other	938	658
Deferred financing fees	—	602
Total current assets	19,599	8,286

Fixed assets, net	837	783
Long-term deposits	94	99

Total assets	$20,530	$9,168

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,515	$1,733
Other current liabilities	80	250
Total current liabilities	1,595	1,983

Contingent royalty obligation	1,740	1,662
Other long-term liabilities	25	—

Total liabilities	3,360	3,645

Shareholders' equity
Common Stock $0.0001 par value; 50,000,000 shares authorized; 15,645,755 and 10,493,233 shares issued and outstanding as of March 31, 2018 and December 31,2017, respectively	2	1
Preferred Series A stock $0.0001 par value; 2,000,000 shares authorized; 0 and 1,581,128 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Preferred stock $0.0001 par value; 8,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	63,612	44,643
Accumulated deficit	(46,444)	(39,121)
Total shareholders' equity	17,170	5,523

Total liabilities and shareholders' equity	$20,530	$9,168

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$12	$—
Cost of revenue	15	—
Gross loss	(3)	—

Operating expenses:
Research and development	1,203	614
Marketing	741	445
General and administrative	2,133	1,648
Total operating expenses	4,077	2,707

Operating loss	(4,080)	(2,707)

Warrant expense	3,156	—
Loss on change in fair market value of contingent royalty obligation	78	65
Finance expense, net	9	4

Loss before income taxes	(7,323)	(2,776)

Income tax expense	—	(5)

Net loss	$(7,323)	$(2,781)
Basic and diluted loss per common share	$(0.57)	$(0.28)
Weighted average number of common shares outstanding, basic and diluted	12,933,535	9,849,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,323)	$(2,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	9
Revaluation of contingent royalty obligation	78	65
Share based compensation	602	653
Warrant expense	3,156	—
Changes in operating assets and liabilities:
Accounts receivable	(6)	(18)
Inventory	(15)	(171)
Prepaid expenses and other	(280)	(260)
Short-term deposits	76	—
Accounts payable and accrued expenses	347	284
Other current and long-term liabilities	(145)	—
Net cash used in operating activities	(3,484)	(2,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(80)	(67)
Proceeds (repayment) from long-term deposits	5	(9)
Net cash used in investing activities	(75)	(76)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net of broker commissions of $1,400	16,100	—
Payments of public offering costs	(1,109)	—
Proceeds from exercise of overallotment options, net of broker commissions of $22	258	—
Proceeds from issuance of shares, net of financing cost of $851	—	6,474

Net cash provided by financing activities	15,249	6,474

NET INCREASE IN CASH	11,690	4,179
CASH AT BEGINNING OF PERIOD	6,939	11,651
CASH AT END OF PERIOD	$18,629	$15,830

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Reclassification of deferred financing costs from current assets to common stock	$602	$—
Conversion of preferred shares into common shares	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1 – Description of Business

Motus GI Holdings, Inc. (the “Company”) was incorporated in Delaware, U.S.A. in September 2016. The Company and its subsidiaries, Motus, Ltd. and Motus, Inc., are collectively referred to as “Motus GI” or the “Company”.

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

Note 2 – Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2017 10-K filed with the SEC on March 28, 2018. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2017 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

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

Note 3 – Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows:

Principles of Consolidation

The unaudited condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Revenue Recognition

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this ASU effective January 1, 2018 on a full retrospective basis. Adoption of this standard did not result in significant changes to accounting policies, business processes, systems or controls, or have a material impact on the financial position, results of operations and cash flows or related disclosures. As such, prior period financial statements were not recast.

The Pure-Vu System – The Company manufactures a medical device system (a “Workstation”) and a single use disposable sleeve (a “Disposable”) designed to improve a colonoscopy procedure. These products are shipped directly to healthcare professionals under contract-based terms. Revenue for the products sold is recognized at the point in time when control transfers to the customer, which is generally when the shipment is received and accepted by the customer. In certain circumstances, products are available for free of charge for a limited evaluation period. At the end of the limited evaluation period, the customer may purchase the products at which time the Company will record the corresponding revenue, or the products may be returned. The Company has not had any returns to date. As of March 31, 2018, the Company had no future performance obligations from any customer contracts.

Stock Based Compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations. The Company recognizes share-based award forfeitures as they occur rather than estimate by applying a forfeiture rate.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018, and December 31, 2017, the Company had a full valuation allowance against deferred tax assets.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of March 31, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of March 31, 2018.

Fair Value Measurements

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In estimating the fair value of the Company’s contingent consideration (see Note 4), the Company used the discounted cash flow method as of March 31, 2018 and December 31, 2017. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, short-term deposits, prepaid expenses and other current assets, accounts payable and accrued expenses, and other current liabilities, due to their short-term nature.

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 contingent royalty obligation for the three months ended March 31, 2018:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at January 1, 2018	$1,662
Change in estimated fair value of contingent royalty obligation	78
Balance at March 31, 2018	$1,740

The Contingent Royalty Obligation is re-measured at each balance sheet date using the following assumptions as of March 31, 2018 and December 31, 2017: 1) Discount rate of 20%, 2) rate of royalty payment of 3%.

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $209 a 2% increase in the discount rate would decrease the liability by approximately $183.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For operating leases, the ASU requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The ASU retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The ASU is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company continues to evaluate the effect of the adoption of this ASU and expects the adoption will result in an increase in the assets and liabilities on the consolidated balance sheets for operating leases and will likely have an insignificant impact on the consolidated statements of comprehensive loss.

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

In November 2016, the FASB issued ASU 2016-18 “Restricted Cash” to provide guidance on the presentation of restricted cash in the statement of cash flows. Currently, the statement of cash flows explained the change in cash and cash equivalents for the period. The ASU requires that the statement of cash flows explain the change in cash, cash equivalents and restricted cash for the period. The ASU was adopted by the Company on January 1, 2018, on a retrospective basis. The adoption of the ASU did not have a material effect on the consolidated statements of cash flows.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

In May 2017, the “FASB” issued “ASU” No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance was adopted by the Company on January 1, 2018, on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 4 – Commitments and Contingencies

Royalty on Coated Products

On January 30, 2018, the Company entered into a license and supply agreement with a third party whereby it was granted a worldwide license to sell its products coated with an agent that is the intellectual property of the third party for providing a lubricious surface to the Company’s products (a “Coated Product” or “Coated Products”). The third party is entitled to a royalty in the amount of:

a.	2% of the first $25 million in annual net sales of Coated Products; and
b.	1.5% once annual net sales exceed $25 million of Coated Products.

The above two tiers reset annually on January 1st of each calendar year.

Minimum royalties shall be paid for each Coated Product sold by the Company as follows:

a.	January 1, 2020 to December 31, 2020 - $5 per calendar quarter;
b.	January 1, 2021 to December 31, 2021 - $10 per calendar quarter;
c.	January 1, 2022 and beyond - $15 per calendar quarter.

Additionally, the Company shall make one-time milestone payments as follows:

a.	$12.5 due 6 months after the first commercial sale of a Coated Product.
b.	$12.5 due 12 months after the first commercial sale of a Coated Product.
c.	$25 due 18 months after the first commercial sale of a Coated Product.

As of and for the three months ended March 31, 2018, the Company has recorded $25 as other current liabilities, $25 as other long-term liabilities, and $50 as general and administrative expense to accrue the one-time milestone payments since they sold their first coated product. The amount of royalty expense for the three months ended March 31, 2018 was deminimus.

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israel Innovation Authority of the Ministry of Economy and Industry (the “IIA”) (formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry (the “OCS”)) for the financing of a portion of its research and development expenditures pursuant to the Encouragement of Research, Development and Technological Innovation in the Industry Law 5744-1984 (formerly known as the Encouragement of Industrial Research and Development Law, 5744-1984), referred to as the Research Law, and related regulations. We have received funding from the IIA, which was received and recorded between the periods ending December 31, 2011 through 2016, in the aggregate amount of $1,330 and have a contingent obligation to the IIA in the amount of approximately $1,370, which is generally repaid in the form of royalties ranging from 3% to 5% of revenues on sales of products and services based on technology developed using IIA grants, up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants, if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company has recorded an immaterial expense and liability during the three months ended March 31, 2018 as sales occur.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Royalty Payment Rights on Series A Convertible Preferred Stock

The Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designation”), establishing the rights and preferences of the holders of the Series A Convertible Preferred Stock (“the Royalty Payment Rights”). As set forth in the in the Certificate of Designation, the Royalty Payment Rights initially entitled the holders in aggregate, to a royalty in an amount of:

●	3% of net sales subject to a maximum in any calendar year equal to the total dollar amount of Units closed on in the 2017 Private Placement; and

●	5% of licensing proceeds subject to a maximum in any calendar year equal to the total dollar amount of Units closed on in the 2017 Private Placement.

On February 16, 2018, each share of Series A Convertible Preferred Stock converted into one share of common stock pursuant to a mandatory conversion. As provided for in the Certificate of Designation, if a holder had elected to convert all of their Series A Convertible Preferred Stock into shares of the Company’s common stock prior to the mandatory conversion, the holder would have forfeited any and all rights to future royalty payments, if any. If a holder had elected to convert any portion of their Series A Convertible Preferred Stock to common stock at any time prior to the mandatory conversion, such holder would have forfeited any rights to future royalty payments, if any, with respect to such converted shares. No such conversion elections were received by the Company prior to the mandatory conversion.

In addition, in connection with completion of the 2017 private placement, the Company issued the placement agent royalty payment rights certificates (the “Placement Agent Royalty Payment Rights Certificates”) which grants the placement agent, and its designees, the right to receive, in the aggregate, 10% of the amount of payments paid to the holders of the Series A Convertible Preferred Stock, or the holders of the Royalty Payment Rights Certificates (the “Royalty Payment Rights Certificates”), upon the conversion of the Series A Convertible Preferred Stock into shares of the Company’s common stock. The Placement Agent Royalty Payment Rights Certificates are on substantially similar terms as the Royalty Payment Rights of the Series A Convertible Preferred Stock.

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO) on February 16, 2018. Pursuant to the amended terms, if and when the Company generates sales of the Pure-Vu system, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the Pure-Vu system, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

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

The Royalty Amount will be payable up to the later of (i) the latest expiration date for the Company’s current patents (which is currently October 2026), or (ii) the latest expiration date of any pending patents as of the date of the Initial Closing that may be issued in the future. Following the expiration of all such patents, the holders of the Royalty Payment Rights and Placement Agent Royalty Payment Rights will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a liability at fair value as “other-long-term liabilities” in the consolidated balance sheets at March 31, 2018 and December 31, 2017 in the amount of $1,740 and $1,662, respectively. The Company records changes in the fair value of the Contingent Royalty Obligation in the consolidated statements of comprehensive loss as “financing” income or expense. For the three months ending March 31, 2018 and 2017, the Company recorded financing expense in the amount of $78 and $65 in connection with the Contingent Royalty Obligation.

Lease Agreements

On April 13, 2017, the Company entered into a lease for a facility in Fort Lauderdale, Florida, which the Company began occupying in October 2017. The facility currently consists of 4.6 square feet, which will increase to 6.4 square feet by the second year of the lease. The term runs for seven years and two months from October 2017. Annual base rent is initially $159 per year, subject to annual increases of 2.75%, which is recognized on a straight-line basis.

On January 1, 2015, the Company entered into a five-year lease agreement for its facilities in Israel through December 31, 2019. The facility currently consists of 7.7 square feet. The annual lease fees are $82. The Company has an option to renew the lease agreement for three more years after the initial term period ends. The annual lease fees will increase by 4% beginning on the renewal option date.

Certain vehicles are leased by the Company under agreements that expire at various dates through 2021.

Many of these leases provide for payment by us, as the lessee, of taxes, insurance premiums, costs of maintenance and other costs. At March 31, 2018, the Company had the following future minimum lease commitments:

Twelve Months Ended March 31,	Amount
2019	$357
2020	312
2021	214
2022	175
2023	180
Thereafter	295
Total	$1,533

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Other Commitments

The Company has a severance liability to its CEO and CFO of approximately $600 in the event that they are terminated or leave due to good cause, as outlined in their employee agreements. Management estimates that the likelihood of payment is remote; therefore, no liability was reflected in these consolidated financial statements.

Note 5 – Related Party Transactions

Other than transactions and balances related to cash and share-based compensation to officers and directors, the Company did not have any transactions and balances with related parties and executive officers during the three months ending March 31, 2018 and 2017 except for the following:

Sales and Marketing Services Arrangement with FreeHold Surgical, Inc.

In August, 2017, the Company began paying a monthly fee to FreeHold Surgical, Inc (“FreeHold”), an entity in which one of our Directors serves as a Director and President. Pursuant to the fee arrangement, the Company pays FreeHold a monthly amount of approximately $25 as all-in compensation for sales and marketing services performed for the Company, on a part time basis, by two Freehold sales representatives. As of March 31, 2018 and December 31, 2017, the Company had $50 recorded as accounts payable to FreeHold. For the three months ended March 31, 2018, the Company recorded $75 as general and administrative expense related to this arrangement.

Note 6 – Stockholder’s Equity

Initial Public Offering

On February 16, 2018, the Company closed its IPO in which it sold 3,500,000 shares of the Company’s common stock at a public offering price of $5.00 per share. In connection with the closing of the IPO, (1) the Company received net proceeds of approximately $15,000 after deducting underwriting discounts and commissions of $1,400 and other offering expenses of approximately $1,100, (2) the amendment to the registration rights agreement described below became effective, (3) the amendment to the Certificate of Designation described above in Note 4 became effective, (4) all outstanding shares of Series A Convertible Preferred Stock converted, on a one-to-one basis, into shares of the Company’s common stock, (5) the Company issued the Royalty Payment Rights Certificates as described in Note 4, and (6) the Company issued warrants to certain of the former Series A Convertible Preferred Stock and common stock holders, pursuant to the amendment to the Registration Rights Agreement, the amendment to the Certificate of Designation, and the execution of a lock up agreement, to purchase an aggregate of 1,095,682 shares of the Company’s common stock (the “Ten Percent Warrants”). The Ten Percent Warrants are exercisable any time on or after the 180-day anniversary of the completion of the IPO, have a five-year term, and provide for cashless exercise. In addition, the Company granted the representative of the several underwriters in the IPO (the “Representative”) a 30-day option (the “Over-Allotment Option”) to purchase up to an aggregate 525,000 additional shares of the Company’s common stock at an exercise price of $5.00 per share.

The Ten Percent Warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 67.08%, (iii) risk-free rate of 2.63%, and (iv) dividend rate of zero. The fair value of the Ten Percent Warrants was estimated to be $3,156 which was recorded as warrant expense in the accompanying condensed consolidated statements of comprehensive loss.

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

Registration Rights

The Company entered into an amended registration rights agreement to waive investors’ rights to receive penalties which became effective upon the closing of the IPO. Accordingly, all penalties or other amounts due to the investors under the registration rights agreement have been forever waived and discharged, and the Company may be required to file a registration statement in accordance with the registration rights agreement, as amended, within 225 days after the IPO date.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Issuance of Stock

On March 27, 2018, the Company’s Board of Directors approved the issuance of 15,000 shares of the Company’s common stock to a third party for services to be provided. The stock vests immediately and is subject to a lock-up through February 14, 2019. The Company recorded the fair market value of the stock on the date of issuance as stock-based compensation in the amount of $69.

Exercise of Options

On February 21, 2018, a consultant exercised 896 options on a cashless basis which resulted in the issuance of 394 shares of the Company’s common stock.

Stock Based Compensation

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2018:

	Shares Underlying Options	Weighed Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,803,094	$4.41	9.19	$334
Granted	94,000	4.58		—
Exercised	(896)	2.52		$2
Forfeited/canceled	(8,968)	4.30
Outstanding at March 31, 2018	1,887,230	$4.42	9.04	$330

At March 31, 2018, unamortized stock compensation for stock options was $2,494, with a weighted-average recognition period of 1.21 years.

At March 31, 2018, outstanding options to purchase 657,305 shares of common stock were exercisable with a weighted-average exercise price per share of $4.31.

Stock Based Compensation

The following table sets forth total non-cash stock-based compensation by operating statement classification for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
Research and development	$68	$6
Marketing	29	—
General and administrative	505	647
Total	$602	$653

The options granted during the three months ending March 31, 2018 were valued using the Black-Scholes option pricing model using the following weighted average assumptions: (i) expected life of 5.7 years, (ii) volatility of 67.04%, (iii) risk free interest rate of 2.63% and (iv) dividend yield of zero.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

2016 Equity Incentive Plan

The Company has one equity incentive plan that was adjusted in 2016. As of March 31, 2018, there are 2,641,250 shares of common stock available for issuance under the 2016 Equity Incentive Plan (the “Equity Plan”). The number of shares of common stock available for issuance under the Equity Plan shall increase annually by six percent (6%) of the total number of shares of our Common Stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of our Common Stock than would otherwise occur.

As of March 31, 2018, there were 745,788 shares reserved for future issuance under the Equity Plan.

Note 7 – Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2018 and noted the following subsequent events:

On May 10, 2018, the Company’s Board of Directors approved the issuance of 58,000 options to 4 employees which vest over a three-year period on a quarterly basis to purchase shares of the Company’s common stock at $4.36, the closing share price of the Company’s common stock on the Nasdaq Capital Market on May 10, 2018.

On May 10, 2018, the Company’s Board of Directors approved the entry into a Consultant Agreement with a proposed service provider to the Company. Pursuant to the agreement, the board authorized (a) upon execution of the agreement, issuance of a warrant to purchase 10,000 shares of the Company’s common stock, with an exercise price of $5.25 per share, (b) upon the four (4) month anniversary of the execution of the agreement, provided the service provider is still engaged at that time, issuance of a warrant to purchase 10,000 shares of the Company’s common stock, with an exercise price of $6.25 per share, and (c) upon the eight (8) month anniversary of the execution of the agreement, provided the service provider is still engaged at that time, issuance of a warrant to purchase 10,000 shares of the Company’s common stock, with an exercise price of $7.25 per share (collectively, such warrants referred to as the “Consultant Warrants”). The Consultant Warrants will each have a five year term and will provide for cashless exercise.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly those under “Risk Factors.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. Please see “Part II—Item 1A—Risk Factors” for additional risks which could adversely impact our business and financial performance.

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

Our business was spun out from the New Generation Technology (“NGT”) incubator based in Nazareth, Israel in 2011 to focus exclusively on the development of the Pure-Vu system. We initiated preclinical testing in 2011 and started clinical testing of the first prototype version of the Pure-Vu system in Europe in late 2012. In clinical studies and pilot accounts in Europe, Israel and the US from 2012 through the end of the first quarter of 2018, the Pure-Vu system and earlier prototype versions have demonstrated effective cleaning in over 300 patients.

Recent Developments

On February 16, 2018, we closed our initial public offering (the “IPO”) in which we sold 3,500,000 shares of our common stock, par value $0.0001 per shares (the “Common Stock”), at a public offering price of $5.00 per share. In connection with the closing of the IPO, we received net proceeds of approximately $15 million after deducting underwriting discounts and commissions of approximately $1.4 million and other offering expenses of approximately $1.1 million. On March 12, 2018, we received net proceeds of approximately $258,000 after deducting underwriting discounts and commissions of approximately $22,000 in relation to the sale of an additional 56,000 shares of our Common Stock at a price of $5.00 per share, pursuant to a partial exercise of the underwriters 30-day option to purchase up to an additional 525,000 shares of our Common Stock in connection with the IPO (the “Partial IPO Over-Allotment Exercise”).

Financial Operations Overview

We are a development stage company and have not generated any significant revenues from the sale of products. We have never been profitable and our accumulated deficit as of March 31, 2018 was approximately $46.4 million. Our net loss for the three months ended March 31, 2018 and 2017 was approximately $7.3 million and $2.8 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to commercialize and market the Pure-Vu system. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 2 to the consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2018, there were no material changes to matters discussed under the heading “Critical Accounting Polices and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 except for the following:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

We adopted Accounting Standards Update 2014-09 effective January 1, 2018 on a full retrospective basis. Adoption of this standard did not result in significant changes to accounting policies, business processes, systems or controls, or have a material impact on the financial position, results of operations and cash flows or related disclosures. As such, prior period financial statements were not recast.

Revenue

To date, as part of our limited launch, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts for the Pure-Vu system, which we expect will take a number of years and is subject to significant uncertainty.

Research and Development

We incurred expenses of approximately $1.2 million and $0.6 million, respectively, during the three months ended March 31, 2018 and 2017 for research and development activities. These expenses include cash and non-cash expenses relating to the advancement of our development and clinical programs for the Pure-Vu system. We have research and development capabilities in electrical and mechanical engineering with laboratories in our facility in Israel for development and prototyping, and electronics design and testing. We also use consultants and third-party design houses to complement our internal capabilities.

Sales and Marketing

We incurred expenses of approximately $0.7 million and $0.4 million, respectively, during the three months ended March 31, 2018 and 2017 for sales and marketing activities. These expenses include cash and non-cash  expenses relating to the development of our sales and marketing infrastructure for the Pure-Vu system. We have hired limited sales and marketing personnel in the U.S. as part of our pilot launch to develop our policies and procedures, as well as to spearhead the pilot phase of the company’s market penetration.

General and Administrative Expenses

We incurred expenses of approximately $2.1 million and $1.6 million, respectively, during the three months ended March 31, 2018 and 2017 for general and administrative activities. General and administrative expenses consist primarily of payroll and professional services. Other general and administrative expenses include accounting and legal services and expenses associated with obtaining and maintaining patents. We anticipate that our general and administrative expenses will increase significantly during 2018 and in the future as we increase our headcount to support our continued development and commercialization activities related to our Pure-Vu system. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations and communication costs associated with being a public company. Additionally, commencing in July 2017, we began to compensate our outside directors.

Stock-Based Compensation

Stock options are granted with an exercise price at no less than fair market value at the date of the grant. The stock options normally expire ten years from the date of grant. Stock option awards vest upon terms determined by our board of directors.

We recognize compensation costs resulting from the issuance of stock-based awards to employees, members of our Board of directors and consultants. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Due to our limited operating history and limited volume of sales of our common stock, we estimated our volatility in consideration of a number of factors, including the volatility of comparable public companies. The expected term of options granted to employees under our stock plans is based on the simplified method. Under this method, the expected term is equal to the sum of the weighted average vesting term plus the original contractual term, divided by two. We have elected this method as we have concluded that we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded. The vesting period is generally 36 months. The expected term of options granted under the 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”), all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of the 5.81 years. For non-employee options, the expected term is the contractual term and stock options granted to non-employee consultants are revalued at the end of each reporting period until vested and changes in their fair value are recorded as adjustments to expense over the related vesting period. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the expected term of the option. We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation. We recognize share-based award forfeitures as they occur rather than estimate by applying a forfeiture rate.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

To date, as part of our limited launch, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts for the Pure-Vu system, which we expect will take a number of years and is subject to significant uncertainty.

Research and Development

Research and development expenses for the three months ended March 31, 2018 totaled approximately $1.2 million, an increase of $0.6 million over the $0.6 million recorded for the three months ended March 31, 2017. The increase was primarily attributable to increases of $0.4 million in salaries and wages, $0.2 million in subcontractor costs, $0.06 million in stock-based compensation, partially offset by a decrease in other costs of $0.02 million.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2018 totaled approximately $0.70 million, an increase of $0.30 million over the $0.40 million recorded for the three months ended March 31, 2017. The increase was primarily attributable to increases of $0.08 million in salaries and wages, $0.08 million in marketing and training product units, $0.09 million in subcontractor costs, $0.01 million in other costs, and $0.03 million in stock-based compensation.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 totaled approximately $2.1 million, an increase of $0.5 million over the $1.6 million recorded for the year ended March 31, 2017. The increase was primarily attributable to increases of $0.3 million in legal and professional fees, $0.08 million in salaries and wages, $0.08 million in insurance related expenses, $0.03 million in travel fees, $0.05 in license fees and $0.1 million in other expenses, offset by a decrease of $0.1 million in stock-based compensation

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At March 31, 2018, our accumulated deficit since inception was approximately $46.4 million.

At March 31, 2018, we had total current assets of approximately $19.6 million and total current liabilities of approximately $1.6 million resulting in working capital of $18.0 million. Net cash used in operating activities for the three months ended March 31, 2018 was approximately $3.5 million, which includes a net loss of approximately $7.3 million, offset by non-cash expenses of approximately $3.9 million principally related to warrant expense of $3.2 million , stock-based compensation expense of $0.6 million and revaluation of contingent royalty obligation of $0.08 million, approximately $0.03 million of cash provided from a change in net working capital items principally related to the increase in accounts payable and accrued expenses, and approximately $0.3 million of cash used from a change in net working capital items principally related to the increase in prepaid expenses, other current and long-term assets.

Cash used in investing activities for the three months ended March 31, 2018 totaled approximately $0.08 for the purchase of fixed assets.

Cash provided by financing activities for the three months ended March 31, 2018 totaled approximately $15 million. On February 16, 2018, we closed our IPO in which we sold 3,500,000 shares of our Common Stock at a public offering price of $5.00 per share. In connection with the closing of the IPO, we received net proceeds of approximately $15 million after deducting underwriting discounts and commissions of approximately $1.4 million and other offering expenses of approximately $1.1 million. On March 12, 2018, we received net proceeds of approximately $258,000 in relation to the sale of an additional 56,000 shares of our Common Stock at a price of $5.00 per share, pursuant to the Partial IPO Over-Allotment Exercise completed in March 2018.

At March 31, 2018, we had cash and cash equivalents of approximately $18.6 million. Based on our current business plan, we believe our cash and cash equivalents balance as of March 31, 2018 will be sufficient to meet our anticipated cash requirements through approximately the second quarter of 2019. However, there is no assurance that the current business plan will be achievable, and such conditions raise substantial doubts about the Company's ability to continue as a going concern.

We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations and Commitments

Royalty on Coated Products

On January 30, 2018, we entered into a license and supply agreement with a third party whereby we were granted a worldwide license to sell our products coated with an agent that is the initial property of the third party for providing a lubricious surface to our products (a “Coated Product” or “Coated Products”). The third party is entitled to a royalty in the amount of:

a.	2% of the first $25 million in annual net sales of Coated Products; and
b.	1.5% once annual net sales exceed $25 million of Coated Products.

The above two tiers reset annually on January 1st of each calendar year.

Minimum royalties shall be paid for each Coated Product sold by us as follows:

a.	January 1, 2020 to December 31, 2020 - $5,000 per calendar quarter;
b.	January 1, 2021 to December 31, 2021 - $10,000 per calendar quarter;
c.	January 1, 2022 and beyond - $15,000 per calendar quarter.

Additionally, we shall make one-time milestone payments as follows:

a.	$12,500 due 6 months after the first commercial sale of a Coated Product.
b.	$12,500 due 12 months after the first commercial sale of a Coated Product.
c.	$25,000 due 18 months after the first commercial sale of a Coated Product.

Royalty Payment Rights on Series A Convertible Preferred Stock

On December 20, 2016, we filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designation”), establishing the rights and preferences of the holders of the Series A Convertible Preferred Stock (“the Royalty Payment Rights”). As set forth in the in the Certificate of Designation, the Royalty Payment Rights initially entitled the holders in aggregate, to a royalty in an amount of:

●	3% of net sales subject to a maximum in any calendar year equal to the total dollar amount of Units closed on in the 2017 Private Placement; and

●	5% of licensing proceeds subject to a maximum in any calendar year equal to the total dollar amount of Units closed on in the 2017 Private Placement.

On February 16, 2018, each share of Series A Convertible Preferred Stock converted into one share of common stock pursuant to a mandatory conversion. As provided for in the Certificate of Designation, if a holder had elected to convert all of their Series A Convertible Preferred Stock into shares of our common stock prior to the mandatory conversion, the holder would have forfeited any and all rights to future royalty payments, if any. If a holder had elected to convert any portion of their Series A Convertible Preferred Stock to common stock at any time prior to the mandatory conversion, such holder would have forfeited any rights to future royalty payments, if any, with respect to such converted shares. No such conversion elections were received by us prior to the mandatory conversion.

In addition, in connection with completion of the 2017 private placement, we issued the placement agent royalty payment rights certificates (the “Placement Agent Royalty Payment Rights Certificates”) which grants the placement agent, and its designees the right to receive, in the aggregate, 10% of the amount of payments paid to the holders of the Series A Convertible Preferred Stock, or the holders of the Royalty Payment Rights Certificates (the “Royalty Payment Rights Certificates”), upon the conversion of the Series A Convertible Preferred Stock into shares of our common stock. The Placement Agent Royalty Payment Rights Certificates are on substantially similar terms as the Royalty Payment Rights of the Series A Convertible Preferred Stock.

We amended the Certificate of Designation to modify the Royalty Payment Rights when we consummated our Initial Public Offering (“IPO) on February 16, 2018. Pursuant to the amended terms, if and when we generate sales of the Pure-Vu system, including disposables, parts, and services, or if we receive any proceeds from the licensing of the Pure-Vu system, then we will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of net sales* for commercialized product directly;

●	5% of any licensing proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

* Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until we have first generated, in the aggregate, since our inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a cap per calendar year of $30,000. Net Sales is defined in the Certificate of Designations.

** Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until we have first generated, in the aggregate, since our inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a cap per calendar year of $30,000. Licensing Proceeds is defined in the Certificate of Designations.

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

On February 16, 2018, the date of the closing of the IPO, (1) the amendment to the Certificate of Designation became effective, (2) all outstanding shares of Series A Convertible Preferred Stock were converted into shares of our common stock pursuant to a mandatory conversion, and (3) the Royalty Payment Rights Certificates were issued to the former holders of the Series A Convertible Preferred Stock.

Lease Agreements

On January 1, 2015, we entered into a five year lease for a facility with 7,732 square feet of space in Tirat Carmel, Israel. Annual rent is $82 thousand per year.

On April 13, 2017, we entered into a lease for a facility in Fort Lauderdale, Florida, which we began occupying in October 2017. The facility currently consists of 4,554 square feet, which will increase to 6,390 square feet by the second year of the lease. The term will run for seven years and two months from October 2017. Annual base rent is initially $159 thousand per year, subject to annual increases of 2.75%.

Other

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

As a newly public company, we continue the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in risk factors from what was reported in our 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Form 10-Q, or such period as described below, we made sales of the following unregistered securities:

Ten Percent Warrants

Simultaneously with the closing of our IPO, we issued warrants to purchase an aggregate of 1,095,682 shares of our Common Stock (the “Ten Percent Warrants”) to certain of the holders of our formerly outstanding convertible preferred stock, par value $0.0001 (the “Series A Convertible Preferred Stock”), pursuant to an amendment to the registration rights agreement entered into with the investors in our 2017 private placement offering and an amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. The Ten Percent Warrants are exercisable for our Common Stock at an exercise price of $5.00. The Ten Percent Warrants are exercisable any time on or after the 180 day anniversary of the completion of our IPO, have a five year term, and provide for cashless exercise. No fractional shares will be issued upon the exercise of the Ten Percent Warrants.

Conversion of Series A Convertible Preferred Stock

Simultaneously with the closing of our IPO, all 1,581,128 previously outstanding shares of our Series A Convertible Preferred Stock were converted, on a one-to-one basis, into shares of our Common Stock. At such time we issued (i) 1,581,128 shares of our Common Stock and (ii) Royalty Payment Rights Certificates (the “Royalty Payment Rights Certificates”) to each former holder of our Series A Convertible Preferred Stock, entitling the holders of such Royalty Payment Rights Certificates to the same royalty payment rights as were included in the Series A Convertible Preferred Stock.

Service Provider Stock and Warrants

On March 27, 2018, we issued a service provider 15,000 shares of our Common Stock, subject to a lock-up agreement, as partial payment for services pursuant to a consulting agreement between the service provider and us.

Stock Options

On February 21, 2018, a consultant exercised 896 options on a cashless basis which resulted in the issuance of 394 shares of our common stock.

Securities Act Exemptions

We deemed the offers, sales and issuances of the securities described above to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

All certificates representing the securities issued in the transactions described above included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities.

Use of Proceeds from Registered Securities

On February 13, 2018, our registration statement on Form S-1 (Registration No. 333-222441) was declared effective by the SEC for our IPO pursuant to which we sold an aggregate of 3,500,000 shares of our Common Stock at a price to the public of $5.00 per share, for an aggregate offering of approximately $17.5 million. Piper Jaffray & Co. acted as the sole book-running manager and Oppenheimer& Co. acted as lead manager for the offering. On February 16, 2018, we closed the sale of 3,500,000 shares, resulting in net proceeds to us of $15 million after deducting underwriting discounts and commissions and other offering expenses. On March 12, 2018 we closed the sale of an additional 56,000 shares pursuant to the Partial IPO Over-Allotment Exercise, resulting in net proceeds to us of approximately $258,000 after deducting underwriting discounts and commissions. No payments were made by us to directors, officers or persons owning ten percent or more of our Common Stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 15, 2018 pursuant to Rule 424(b).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).**

*	Filed herewith.

**	Furnished, not filed.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).**

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Motus GI Holdings, Inc.

Date: May 14, 2018	By:	/s/ Mark Pomeranz
	Name:	Mark Pomeranz
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)