Form 10-Q
period 2018-06-30
Motus GI Holdings, Inc.
filed 2018-08-13
CIK 1686850

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 7, 2018, 15,678,317 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

MOTUS GI HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Motus GI Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)	(*)

ASSETS

Current assets
Cash and cash equivalents	$5,071	$6,939
Short-term investments	9,874	—
Accounts receivable	31	5
Inventory	81	6
Prepaid expenses and other current assets	862	734
Deferred financing fees	—	602
Total current assets	15,919	8,286

Fixed assets, net	825	783
Other long-term assets	86	99

Total assets	$16,830	$9,168

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,403	$1,733
Other current liabilities	69	250
Total current liabilities	1,472	1,983

Contingent royalty obligation	1,821	1,662
Other long-term liabilities	66	—

Total liabilities	3,359	3,645

Shareholders’ equity
Common Stock $0.0001 par value; 50,000,000 shares authorized; 15,645,755 and 10,493,233 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2	1
Preferred Series A stock $0.0001 par value; 2,000,000 shares authorized; 0 and 1,581,128 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Preferred stock $0.0001 par value; 8,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	64,110	44,643
Accumulated deficit	(50,641)	(39,121)
Total shareholders’ equity	13,471	5,523

Total liabilities and shareholders’ equity	$16,830	$9,168

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$26	$—	$38	$—
Cost of revenue	41	—	56	—
Gross loss	(15)	—	(18)	—

Operating expenses:
Research and development	1,384	1,122	2,587	1,736
Sales and marketing	989	544	1,730	989
General and administrative	1,740	840	3,876	2,493
Total operating expenses	4,113	2,506	8,193	5,218

Operating loss	(4,128)	(2,506)	(8,211)	(5,218)

Warrant expense	—	—	(3,156)	—
Loss on change in fair value of contingent royalty obligation	(81)	(69)	(159)	(134)
Finance income, net	30	—	29	—
Registration rights expense	—	(900)	—	(900)
Foreign currency loss	(17)	(5)	(23)	(9)

Loss before income taxes	(4,196)	(3,480)	(11,520)	(6,261)

Income tax expense	—	—	—	—

Net loss	$(4,196)	$(3,480)	$(11,520)	$(6,261)
Basic and diluted loss per common share	$(0.27)	(0.33)	$(0.80)	$(0.62)
Weighted average number of common shares outstanding, basic and diluted	15,645,755	10,488,647	14,318,272	10,175,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(unaudited)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,520)	$(6,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62	25
Revaluation of contingent royalty obligation	159	134
Share based compensation	1,073	597
Warrant expense	3,156	—
Changes in operating assets and liabilities:
Accounts receivable	(26)	(18)
Inventory	(75)	(338)
Prepaid expenses and other current assets	(227)	(410)
Accounts payable and accrued expenses	235	806
Other current and long-term liabilities	(115)	804
Net cash used in operating activities	(7,278)	(4,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(104)	(473)
Proceeds (repayment) from long-term deposits	13	(51)
Repayment of shareholder loan receivable	126	—
Purchase of available-for-sale securities	(5,000)	—
Purchase of held-to-maturity securities	(4,874)	—
Net cash used in investing activities	(9,839)	(524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net of broker commissions of $1,400	16,100	—
Payments of public offering costs	(1,109)	—
Proceeds from exercise of options, net of broker commissions of $22	258	—
Proceeds from issuance of shares, net of financing cost of $851	—	6,474
Net cash provided by financing activities	15,249	6,474

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,868)	1,289
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,939	11,651
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,071	$12,940

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Reclassification of deferred financing costs from current assets to common stock	$602	$—
Exercise of options	$2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Note 1 – Description of Business

Motus GI Holdings, Inc. (the “Company”) was incorporated in Delaware, U.S.A. in September 2016. The Company and its subsidiaries, Motus, Ltd. and Motus, Inc., are collectively referred to as “Motus GI” or the “Company”.

The Company has developed a single-use medical device system, the Pure-Vu system, cleared by the United States Food and Drug Administration, which is intended to attach to standard colonoscopes to help facilitate intraprocedural cleaning of a poorly prepared colon by irrigating or cleaning the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter, e.g. blood. The Pure-Vu system has been designed to integrate with standard colonoscopes to enable cleaning during the procedure while preserving standard procedural workflow and techniques. The Pure-Vu® System is currently being introduced on a pilot basis in the U.S. market, and the Company is planning to initiate a full commercial launch focused on the inpatient colonoscopy market in the U.S. and select international markets in 2019. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a DRG (Diagnostic Related Group). The Pure-Vu system does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. To date, as part of the Company’s limited pilot launch, the Company has focused on collecting additional clinical and health economic data along with garnering valuable experience in key hospitals on the use of the Pure-Vu system to support the full launch in the inpatient market in 2019.

Note 2 – Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2017 10-K filed with the SEC on March 28, 2018. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2017 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications to prepaid expenses and other current assets, and other current and long-term liabilities, other expenses, and income tax expense have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.

To date, the Company has generated minimal revenues, experienced negative cash flows and has incurred substantial operating losses from its activities. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through additional raises of capital.

The Company has financed its operations primarily through sales of equity-related securities. At June 30, 2018, the Company had an accumulated deficit of approximately $50.6 million, total current assets of approximately $15.9 million and total current liabilities of approximately $1.5 million resulting in working capital of $14.4 million. At June 30, 2018, the Company had cash and cash equivalents, and short-term investments of approximately $14.9 million. Based on the Company’s current business plan, it believes their cash, cash equivalents, and short-term investments balance as of June 30, 2018 will be sufficient to meet its anticipated cash requirements through approximately the second quarter of 2019. However, there is no assurance that the current business plan will be achievable.

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

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

Cash and Cash Equivalents

The Company considers all highly liquid investment securities with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.

Short-term Investments

The Company invests all excess cash primarily in debt securities.

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are carried at amortized cost. Purchase premiums and discounts are recognized in finance income, net over the term of the security. Investment securities not classified as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value, with unrealized gains and losses reported in other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date.

Management evaluates whether available-for-sale securities and held-to-maturity securities are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the three and six months ended June 30, 2018, no investment OTTI losses were realized.

The Company’s investment policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

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

The Pure-Vu System – The Company manufactures a medical device system (a “Workstation”) and a single use disposable sleeve (a “Disposable”) designed to improve a colonoscopy procedure. These products are shipped directly to healthcare professionals under contract-based terms. Revenue for the products sold is recognized at the point in time when control transfers to the customer, which is generally when the shipment is received and accepted by the customer. In certain circumstances, products are available for free of charge for a limited evaluation period. At the end of the limited evaluation period, the customer may purchase the products at which time the Company will record the corresponding revenue, or the products may be returned. As of June 30, 2018, the Company had no future performance obligations from any customer contracts.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018, and December 31, 2017, the Company had a full valuation allowance against deferred tax assets.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of June 30, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of June 30, 2018.

For the three and six months ended June 30, 2018 and 2017, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2018 and 2017, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets
Short-term investments	$4,868	$5,006	—	$9,874
Total	$4,868	$5,006	$—	$9,874

Liabilities
Contingent royalty obligation	$—	$—	$1,821	$1,821
Total	$—	$—	$1,821	$1,821

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$—	$—	$1,662	$1,662
Total	$—	$—	$1,662	$1,662

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Financial instruments with carrying values approximating fair value include cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and other current liabilities, due to their short-term nature.

In estimating the fair value of the Company’s contingent royalty obligation (see Note 5), the Company used the discounted cash flow method as of June 30, 2018 and December 31, 2017. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 contingent royalty obligation for the six months ended June 30, 2018:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at January 1, 2018	$1,662
Change in estimated fair value of contingent royalty obligation	159
Balance at June 30, 2018	$1,821

The contingent royalty obligation is re-measured at each balance sheet date using the following assumptions as of June 30, 2018 and December 31, 2017: 1) Discount rate of 20%, 2) rate of royalty payment of 3%.

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $210 and a 2% increase in the discount rate would decrease the liability by approximately $185.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For operating leases, the ASU requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The ASU retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The ASU is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is in the process of implementing changes to its systems and processes in conjunction with its review of lease agreements. The Company will adopt ASU 2016-02 effective January 1, 2019 and expects to elect certain available transitional practical expedients.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance was adopted by the Company on January 1, 2018, on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective in the first quarter 2019, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

Note 4 – Short-term investments, and Fair Value

Short term investments as of June 30, 2018 consist of held-to-maturity securities which are carried at amortized costs and available-for-sale securities which are carried at fair value. Interest and dividends on short-term investments are included in finance income, net. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in finance income, net. The Company did not have any short-term investments at December 31, 2017.

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and were categorized using the fair value hierarchy and where they are classified on the condensed consolidated balance sheet as of June 30, 2018.

	Amortized Cost	Estimated Fair Value
Level 1 securities:
Mutual fund, available-for-sale	$4,868	$4,868
Level 2 securities:
Corporate debt securities, held-to-maturity	5,006	5,006
Total	$9,874	$9,874

There were no changes in the fair value hierarchy leveling during the three and six months ended June 30, 2018. The Company had $0 unrealized gains and losses from available-for-sale securities during the three and six months ended June 30, 2018. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Contractual securities mature from July 2018 through November 2018.

Note 5 – Commitments and Contingencies

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

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

For the three and six months ended June 30, 2018, the Company recorded $0 and $50, respectively, as general and administrative expense to accrue the one-time milestone payments since they sold their first coated product in the first quarter of 2018. As of June 30, 2018, the Company has recorded $25 as other current liabilities and $25 as other long-term liabilities. The amount of royalty expense for the three and six months ended June 30, 2018 was deminimus.

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israel Innovation Authority of the Ministry of Economy and Industry (the “IIA”) (formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry (the “OCS”)) for the financing of a portion of its research and development expenditures pursuant to the Encouragement of Research, Development and Technological Innovation in the Industry Law 5744-1984 (formerly known as the Encouragement of Industrial Research and Development Law, 5744-1984), referred to as the Research Law, and related regulations. The Company has received funding from the IIA, which was received and recorded between the periods ending December 31, 2011 through 2016, in the aggregate amount of $1,332 and has a contingent obligation to the IIA in the amount of approximately $1,379 as of June 30, 2018, which is generally repaid in the form of royalties ranging from 3% to 5% of revenues on sales of products and services based on technology developed using IIA grants, up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants, if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company has recorded an immaterial expense and liability during the three and six months ended June 30, 2018 as sales occur.

Royalty Payment Rights on Series A Convertible Preferred Stock

The Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designation”), establishing the rights and preferences of the holders of the Series A Convertible Preferred Stock (“the Royalty Payment Rights”). As set forth in the in the Certificate of Designation, the Royalty Payment Rights initially entitled the holders in aggregate, to a royalty in an amount of:

●	3% of net sales subject to a maximum in any calendar year equal to the total dollar amount of Units closed on in the Company’s 2017 private placement (the “2017 Private Placement”); and

●	5% of licensing proceeds subject to a maximum in any calendar year equal to the total dollar amount of Units closed on in the 2017 Private Placement.

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

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

* Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a cap per calendar year of $30,000. Net Sales is defined in the Certificate of Designations. The Company has not reached the Initial Net Sales Milestone as of June 30, 2018.

** Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a cap per calendar year of $30,000. Licensing Proceeds is defined in the Certificate of Designations. The Company has not reached the Initial Licensing Proceeds Milestone as of June 30, 2018.

The Royalty Amount will be payable up to the later of (i) the latest expiration date for the Company’s current patents (which is currently October 2026), or (ii) the latest expiration date of any pending patents as of the date of the initial closing of the 2017 Private Placement that may be issued in the future. Following the expiration of all such patents, the holders of the Royalty Payment Rights and Placement Agent Royalty Payment Rights will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

On February 16, 2018, the date of the closing of the IPO, (1) the amendment to the Certificate of Designation became effective, (2) all outstanding shares of Series A Convertible Preferred Stock were converted into shares of the Company’s common stock pursuant to a mandatory conversion, and (3) the Royalty Payment Rights Certificates were issued to the former holders of the Series A Convertible Preferred Stock. As provided for in the Certificate of Designation, if a holder had elected to convert a portion or all their Series A Convertible Preferred Stock into shares of the Company’s common stock prior to the mandatory conversion, the holder would have forfeited all rights to future royalty payments, if any. No such conversion elections were received by the Company prior to the mandatory conversion.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a long-term liability at fair value in the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 in the amount of $1,821 and $1,662, respectively. For the three months ending June 30, 2018 and 2017, the Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $81 and $69, respectively. For the six months ending June 30, 2018 and 2017, the Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $159 and $134, respectively.

Note 6 – Related Party Transactions

Other than transactions and balances related to cash and share-based compensation to officers and directors, the Company did not have any transactions and balances with related parties and executive officers during the three and six months ending June 30, 2018 and 2017 except for the following.

Shareholder Loan

During the three months ended June 30, 2018, the Company received $126 in cash proceeds as repayment of a shareholder loan. The loan was entered into on May 15, 2017 for a principal balance of $122 at a stated interest rate of 3.4%. The loan principal and accrued interest was repaid in full as of June 30, 2018. For the three and six months ended June 30, 2018, the Company recorded $4 as finance income related to the shareholder loan. For the three and six months ended June 30, 2017, the Company recorded $0 as finance income related to the shareholder loan.

Sales and Marketing Services Arrangement with FreeHold Surgical, Inc.

In August, 2017, the Company began paying a monthly fee to FreeHold Surgical, Inc (“FreeHold”), an entity in which one of our Directors serves as a Director and President. Pursuant to the fee arrangement, the Company pays FreeHold a monthly amount of approximately $25 as all-in compensation for sales and marketing services performed for the Company, on a part time basis, by two Freehold sales representatives. As of June 30, 2018 and December 31, 2017, the Company had $25 and $50 recorded as accounts payable to FreeHold, respectively. For the three and six months ended June 30, 2018, the Company recorded $75 and $150, respectively, as general and administrative expense related to this arrangement.

Note 7 – Stockholder’s Equity

Initial Public Offering

On February 16, 2018, the Company closed its IPO in which it sold 3,500,000 shares of the Company’s common stock at a public offering price of $5.00 per share. In connection with the closing of the IPO, (1) the Company received net proceeds of approximately $15,000 after deducting underwriting discounts and commissions of $1,400 and other offering expenses of approximately $1,100, (2) the amendment to the registration rights agreement described below became effective, (3) the amendment to the Certificate of Designation described above in Note 5 became effective, (4) all outstanding shares of Series A Convertible Preferred Stock converted, on a one-to-one basis, into shares of the Company’s common stock, (5) the Company issued the Royalty Payment Rights Certificates as described in Note 5, and (6) the Company issued warrants to certain of the former Series A Convertible Preferred Stock and common stock holders, pursuant to the amendment to the Registration Rights Agreement, the amendment to the Certificate of Designation, and the execution of a lock up agreement, to purchase an aggregate of 1,095,682 shares of the Company’s common stock (the “Ten Percent Warrants”). The Ten Percent Warrants are exercisable any time on or after the 180-day anniversary of the completion of the IPO, have a five-year term, and provide for cashless exercise. In addition, the Company granted the representative of the several underwriters in the IPO (the “Representative”) a 30-day option (the “Over-Allotment Option”) to purchase up to an aggregate 525,000 additional shares of the Company’s common stock at an exercise price of $5.00 per share.

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

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

Registration Rights

The Company entered into an amended registration rights agreement, which became effective upon the closing of the IPO, to waive investors’ rights to receive penalties. Accordingly, all penalties or other amounts due to the investors under the registration rights agreement have been forever waived and discharged, and the Company may be required to file a registration statement in accordance with the registration rights agreement, as amended, within 225 days after the IPO date.

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

Issuance of Warrants

During the three months ended June 30, 2018, the Company entered into a consultant agreement with a service provider which shall continue until the agreement is terminated by the Company or service provider by providing at least five business days’ prior written notice. Pursuant to the agreement, the Company (a) issued a warrant on June 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $5.25 per share, (b) upon the four (4) month anniversary of the execution of the agreement, provided the service provider is still engaged at that time, will issue a warrant to purchase 10,000 shares of the Company’s common stock, with an exercise price of $6.25 per share, and (c) upon the eight (8) month anniversary of the execution of the agreement, provided the service provider is still engaged at that time, will issue a warrant to purchase 10,000 shares of the Company’s common stock, with an exercise price of $7.25 per share (collectively, such warrants referred to as the “Consultant Warrants”). The Consultant Warrants will each have a five year term, vest immediately, and will provide for cashless exercise.

Warrants totaling 10,000 issued during the six months ended June 30, 2018 were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 62.24%, (iii) risk-free rate of 2.73%, and (iv) dividend rate of zero. The fair value of the 10,000 warrants was estimated to be $35 which was expensed using the straight-line method over four months, the term the warrant covers and when performance is expected to be completed in October 2018. The Company recorded $28 as prepaid expense in the accompanying condensed consolidated balance sheets as of June 30, 2018 and $7 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss in relation to the 10,000 warrants for the three months ended June 30, 2018.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,340,869	$5.07	3.73	$—
Granted	1,105,682	5.00
Outstanding at June 30, 2018	2,446,551	$5.04	3.87	$5,265

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Exercise of Options

On February 21, 2018, a consultant exercised 896 options on a cashless basis which resulted in the issuance of 394 shares of the Company’s common stock.

Stock Based Compensation

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2018:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,803,094	$4.41	9.19	$334
Granted	152,000	$4.50
Exercised	(896)	$2.52		$2
Forfeited/canceled	(46,388)	$4.69
Outstanding at June 30, 2018	1,907,810	$4.41	8.76	$5,310

At June 30, 2018, unamortized stock compensation for stock options was $2,242, with a weighted-average recognition period of 1.09 years.

At June 30, 2018, outstanding options to purchase 961,807 shares of common stock were exercisable with a weighted-average exercise price per share of $4.37.

Stock Based Compensation

The following table sets forth total non-cash stock-based compensation by operating statement classification for the three and six months ended June 30, 2018 and 2017:

	Three Months ended June 30		Six Months ended June 30,
	2018	2017	2018	2017
Research and development	$35	$42	$103	$48
Sales and marketing	10	37	39	37
General and administrative	426	(135)	931	512
Total	$471	$(56)	$1,073	$597

During the period ended June 30, 2017, the Company performed a valuation assessment and adjusted the fair market value of its common stock from $5.00 per share to $2.39 per share. The fair value adjustment resulted in a negative expense for the three months ended June 30, 2017 for stock based compensation recorded in accordance with ASC 505-50 and ASC 718 due to the re-measurement of the expense at fair value. The options granted during the three and six months ending June 30, 2018 were valued using the Black-Scholes option pricing model using the following weighted average assumptions: (i) expected life of 5.7 years, (ii) volatility of 66.73%, (iii) risk free interest rate of 2.72% and (iv) dividend yield of zero.

2016 Equity Incentive Plan

The Company has 2,641,250 shares of common stock reserved for issuance and as of June 30, 2018, there were 725,208 shares available for grant under the Company’s equity plan. The Company has one equity incentive plan that was adjusted in 2016. The number of shares of common stock available for issuance under the Company’s equity plan shall increase annually by six percent (6%) of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of our common stock than would otherwise occur.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Note 8 – Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2018 and noted the following subsequent events:

On July 2, 2018, the Company also entered into a consulting agreement pursuant to which the Company agreed to issue, provided the consultant is still engaged at the respective time of issuance, (i) within 30 days of the date of the agreement, a warrant to purchase 25,000 shares of common stock of the Company with an exercise price of $7.39 per share, which warrant has an exercise period of 12 months from the date of agreement, (ii) within 30 days of the date of the agreement, a warrant to purchase 25,000 shares of common stock of the Company with an exercise price of $7.39 per share, which warrant has an exercise period of 18 months from the date of the agreement, (iii) upon the three month anniversary of the date of the agreement, a warrant to purchase 25,000 shares of common stock of the Company with an exercise price of $8.75 per share, which warrant has an exercise period of 18 months from the date of the agreement and (iv) upon the six month anniversary of the date of the agreement, a warrant to purchase 25,000 shares of common stock of the Company with an exercise price of $10.00 per share, which warrant has an exercise period of 24 months from the date of the agreement. The warrants issued under this agreement are callable by the Company.

On July 3, 2018, the Company entered into an amendment to a consulting agreement and issued 30,000 shares of common stock of the Company and a warrant to purchase 90,000 shares of common stock of the Company. The warrants are fully vested, are exercisable at $8.50 per share and expire five years from the date of issuance.

On July 5, 2018, the Company issued 773 shares of its common stock upon the exercise of 773 employee options at an exercise price of $4.50 per share. In connection with the exercise, the Company received $3 in proceeds.

On July 31, 2018, the Company issued 1,792 shares of its common stock upon the exercise of 1,792 employee options at an exercise price of $2.52 per share. In connection with the exercise, the Company received $5 in proceeds.

On August 9, 2018, the Company’s Board of Directors approved the issuance of 100,000 options to 1 employee which vests over a three-year period on a quarterly basis to purchase shares of the Company’s common stock at $5.75, the closing share price of the Company’s common stock on the Nasdaq Capital Market on August 9, 2018.

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

Overview

We have developed a single-use medical device system (the “Pure-Vu system”), cleared by the United States Food and Drug Administration (the “FDA”) and has received the CE Mark, that is intended to attach to standard colonoscopes to help facilitate intraprocedural cleaning of a poorly prepared colon by irrigating or cleaning the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. The Pure-Vu system has been designed to integrate with standard colonoscopes to enable cleaning during the procedure while preserving standard procedural workflow and techniques. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a DRG (Diagnostic Related Group). The Pure-Vu system does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. To date, as part of the limited pilot launch, the Company has focused on collecting additional clinical and health economic data, as exemplified by the recently initiated REDUCE study, along with garnering valuable experience in key hospitals on the use of the Pure-Vu system to support the full launch in the US inpatient market in 2019.  We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts.

Financial Operations Overview

We are a development stage company and have not generated any significant revenues from the sale of products. We have never been profitable and our accumulated deficit as of June 30, 2018 was approximately $50.6 million. Our net losses for the three months ended June 30, 2018 and 2017 were approximately $4.2 million and $3.5 million, respectively, and for the six months ended June 30, 2018 and 2017 our net losses were approximately $11.5 million and $6.3 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to commercialize and market the Pure-Vu system. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	conduct a limited pilot launch through 2018 to refine how the Pure-Vu system integrates into the workflow of the in-patient settings and hone the value proposition and health economic benefits to hospitals;
●	work with third parties to scale up the manufacture of the workstation and the disposable portion of Pure-Vu system;
●	develop a second generation system to improve user interface, optimize ease of use and reduce the cost structure;
●	raise sufficient funds in the capital market to effectuate our business plan, including commercialization activities related to our Pure-Vu system and our research and development activities, including clinical and regulatory development and the continued development and enhancement of our Pure-Vu system; and
●	operate as a public company.

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

During the six months ended June 30, 2018, there were no material changes to matters discussed under the heading “Critical Accounting Polices and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 except for the following:

Revenue Recognition

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

We adopted ASU 2014-09 effective January 1, 2018 on a full retrospective basis. Adoption of this standard did not result in significant changes to accounting policies, business processes, systems or controls, or have a material impact on the financial position, results of operations and cash flows or related disclosures. As such, prior period financial statements were not recast.

Short-term Investment Securities

We invest all excess cash primarily in debt securities.

Short-term investments that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Purchase premiums and discounts are recognized in finance income, net over the term of the investment. Short-term investments not classified as held-to-maturity investments are classified as available-for-sale investments and recorded at fair value, with unrealized gains and losses reported in other comprehensive income. Gains and losses on the sale of available-for-sale investments are recorded on the trade date.

We evaluate whether available-for-sale and held-to-maturity investments are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if we intend to sell the security or if it is more likely than not that we will be required to sell such security prior to any anticipated recovery. If we determine that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the three and six months ended June 30, 2018, no investment OTTI losses were realized.

Our investment policy is focused on the preservation of capital, liquidity and return. From time to time, we may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

Revenue

To date, as part of our limited launch, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts for the Pure-Vu system, which we expect will take a number of years and is subject to significant uncertainty.

Research and Development

We incurred research and development activity expenses of approximately $1.4 million and $1.1 million, respectively, during the three months ended June 30, 2018 and 2017, and approximately $2.6 million and $1.7 million, respectively, during the six months ended June 30, 2018 and 2017. These expenses include cash and non-cash expenses relating to the advancement of our development and clinical programs for the Pure-Vu system. We have research and development capabilities in electrical and mechanical engineering with laboratories in our facility in Israel for development and prototyping, and electronics design and testing. We also use consultants and third-party design houses to complement our internal capabilities.

Sales and Marketing

We incurred sales and marketing activity expenses of approximately $1.0 million and $0.5 million, respectively, during the three months ended June 30, 2018 and 2017, and approximately $1.7 million and $1.0 million, respectively, during the six months ended June 30, 2018 and 2017. These expenses include cash and non-cash  expenses relating to the development of our sales and marketing infrastructure for the Pure-Vu system. We have hired limited sales and marketing personnel in the U.S. as part of our pilot launch to develop our policies and procedures, as well as to spearhead the pilot phase of the Company’s market penetration.

General and Administrative Expenses

We incurred general and administrative activity expenses of approximately $1.8 million and $0.8 million, respectively, during the three months ended June 30, 2018 and 2017, and approximately $3.9 million and $2.5 million, respectively, during the six months ended June 30, 2018 and 2017. General and administrative expenses consist primarily of payroll and professional services. Other general and administrative expenses include accounting and legal services and expenses associated with obtaining and maintaining patents. We anticipate that our general and administrative expenses will increase significantly during 2018 and in the future as we increase our headcount to support our continued development and commercialization activities related to our Pure-Vu system. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations and communication costs associated with being a public company. Additionally, commencing in July 2017, we began to compensate our outside directors.

Stock-Based Compensation

Stock options are granted with an exercise price at no less than fair market value at the date of the grant. The stock options normally expire ten years from the date of grant. Stock option awards vest upon terms determined by our board of directors.

We recognize compensation costs resulting from the issuance of stock-based awards to employees, members of our board of directors and consultants. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Due to our limited operating history and limited volume of sales of our common stock, we estimated our volatility in consideration of a number of factors, including the volatility of comparable public companies. The expected term of options granted to employees under our stock plans is based on the simplified method. Under this method, the expected term is equal to the sum of the weighted average vesting term plus the original contractual term, divided by two. We have elected this method as we have concluded that we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded. The vesting period is generally 36 months. The expected term of options granted under the 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”), all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of approximately 5.81 years. For non-employee options, the expected term is the contractual term and stock options granted to non-employee consultants are revalued at the end of each reporting period until vested and changes in their fair value are recorded as adjustments to expense over the related vesting period. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the expected term of the option. We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation. We recognize share-based award forfeitures as they occur rather than estimate by applying a forfeiture rate.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

To date, as part of our limited launch, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts for the Pure-Vu system, which we expect will take a number of years and is subject to significant uncertainty.

Research and Development

Research and development expenses for the three months ended June 30, 2018 totaled approximately $1.4 million, an increase of $0.3 million over the $1.1 million recorded for the three months ended June 30, 2017. The increase was primarily attributable to increases of $0.2 million in salaries and wages, $0.2 million in professional services and subcontractor costs, $0.1 million in travel and other, partially offset by a decrease in $0.2 in material and other costs.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2018 totaled approximately $1.0 million, an increase of $0.5 million over the $0.5 million recorded for the three months ended June 30, 2017. The increase was primarily attributable to increases of $0.3 million in professional services and subcontractor costs, $0.2 million in marketing and training product units, 0.1 million in tradeshow and other promotional items, partially offset by a decrease of $0.1 million in salaries and wages and other costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2018 totaled approximately $1.7 million, an increase of $0.9 million over the $0.8 million recorded for the three months ended June 30, 2017. The increase was primarily attributable to increases of $0.1 million in legal and professional fees, $0.1 million in salaries and wages, $0.6 million in stock-based compensation, and $0.2 million in rental and other office related fees, partially offset by a decrease of $0.1 million in investor and public relation cost.

Other Expenses

Other expenses for the three months ended June 30, 2018 totaled approximately $0.1 million compared to $1.0 million recorded for the three months ended June 30, 2017. The $0.9 million decrease was primarily attributable to a decrease of $0.9 million in registration rights expense.

Comparison of Six Months Ended June 30, 2018 and 2017

To date, as part of our limited launch, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts for the Pure-Vu system, which we expect will take a number of years and is subject to significant uncertainty.

Research and Development

Research and development expenses for the six months ended June 30, 2018 totaled approximately $2.6 million, an increase of $0.9 million over the $1.7 million recorded for the six months ended June 30, 2017. The increase was primarily attributable to increases of $0.6 million in salaries and wages, $0.4 million in professional and subcontractor costs, $0.1 million in stock-based compensation and travel costs, $0.1 million in other costs, partially offset by a decrease of $0.1 million in clinical related costs and a decrease of $0.2 million of material costs.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2018 totaled approximately $1.7 million, an increase of $0.7 million over the $1.0 million recorded for the six months ended June 30, 2017. The increase was primarily attributable to increases of $0.2 million in marketing and training product units, $0.4 million in professional and subcontractor costs, and $0.1 million in other costs.

General and Administrative

General and administrative expenses for the six months ended June 30, 2018 totaled approximately $3.9 million, an increase of $1.4 million over the $2.5 million recorded for the six months ended June 30, 2017. The increase was primarily attributable to increases of $0.3 million in legal and professional fees, $0.2 million in salaries and wages, $0.2 million in insurance related expenses, $0.3 million in rent, travel and other costs, and $0.4 million in stock-based compensation.

Other Expenses

Other expenses for the six months ended June 30, 2018 totaled approximately $3.3 million compared to $1.1 million recorded for the six months ended June 30, 2017. The $2.2 million increase was primarily attributable to increases of $3.2 million in warrant expense of, partially offset by a decrease of $0.9 million of registration rights expense.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At June 30, 2018, our accumulated deficit since inception was approximately $50.6 million.

At June 30, 2018, we had total current assets of approximately $15.9 million and total current liabilities of approximately $1.5 million resulting in working capital of $14.4 million. Net cash used in operating activities for the six months ended June 30, 2018 was approximately $7.3 million, which includes a net loss of approximately $11.5 million, offset by non-cash expenses of approximately $4.5 million principally related to warrant expense of $3.2 million, stock-based compensation expense of $1.1 million and revaluation of contingent royalty obligation of $0.2 million, and approximately $0.2 million of cash used from a change in net working capital items principally related to an increase in accounts receivable, inventory, prepaid expenses and other current assets of $0.3 million and a decrease in other current and long-term liabilities of $0.1 million offset by an increase in accounts payable and accrued expenses of $0.2 million.

Cash used in investing activities for the six months ended June 30, 2018 totaled approximately $9.8 million for the purchase available-for-sale securities of approximately $5.0 million, the purchase of held-to-maturity securities of approximately $4.9 million, and the purchase of fixed assets of approximately $0.1 million, offset by the proceeds from shareholder loan of approximately $0.1 million.

Cash provided by financing activities for the six months ended June 30, 2018 totaled approximately $15.2 million. On February 16, 2018, we closed our IPO in which we sold 3,500,000 shares of our common stock at a public offering price of $5.00 per share. In connection with the closing of the IPO, we received net proceeds of approximately $15 million after deducting underwriting discounts and commissions of approximately $1.4 million and other offering expenses of approximately $1.1 million. On March 12, 2018, we received net proceeds of approximately $0.2 in relation to the sale of an additional 56,000 shares of our common stock at a price of $5.00 per share, pursuant to the Partial IPO Over-Allotment Exercise completed in March 2018.

At June 30, 2018, we had cash and cash equivalents, and short-term investments of approximately $14.9 million. Based on our current business plan, we believe our cash, cash equivalents, and short-term investments balance as of June 30, 2018 will be sufficient to meet our anticipated cash requirements through approximately the second quarter of 2019. However, there is no assurance that the current business plan will be achievable, and such conditions raise substantial doubts about our ability to continue as a going concern.

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

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the period covered by this report for the three and six months ended June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Control over Financial Reporting

As a newly public company, we continue the process of reviewing and documenting our internal controls over financial reporting, and have implemented new or strengthened existing internal controls over financial reporting during the period to which this report relates, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in risk factors from what was reported in our 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Form 10-Q, or such period as described below, we issued the following unregistered securities:

On June 30, 2018, we entered into a consultant agreement pursuant to which we (a) issued a warrant to purchase 10,000 shares of our common stock, with an exercise price of $5.25 per share, (b) agreed to issue a warrant to purchase 10,000 shares of our common stock, with an exercise price of $6.25 per share, issuable on October 6, 2018, provided the consultant is still engaged at that time, and (c) agreed to issue a warrant to purchase 10,000 shares of our common stock, with an exercise price of $7.25 per share, issuable on February 6, 2019, provided the consultant is still engaged at that time, as payment for services pursuant to the consulting agreement. Each warrant (each a “June 2018 Consultant Warrant”) issued or issuable under the consultant agreement has or will have a five year term and a cashless exercise provision.

In July 2018, we entered into an amendment to a consulting agreement and issued 30,000 shares of our common stock and a warrant to purchase 90,000 shares of our common stock. The warrants (the “May 2017 Additional Consultant Warrant”) are fully vested, are exercisable at $8.50 per share and expire five years from the date of issuance.

In July 2018, we also entered into a consulting agreement pursuant to which we agreed to issue, provided the consultant is still engaged the respective time of issuance, (i) within 30 days of the date of the agreement, a warrant to purchase 25,000 shares of our common stock with an exercise price of $7.39 per share, which warrant has an exercise period of 12 months from the date of agreement, (ii) within 30 days of the date of the agreement, a warrant to purchase 25,000 shares of our common stock with an exercise price of 7.39 per share, which warrant has an exercise period of 18 months from the date of the agreement, (iii) upon the three month anniversary of the date of the agreement, a warrant to purchase 25,000 shares of our common stock with an exercise price of 8.75 per share, which warrant has an exercise period of 18 months from the date of the agreement and (iv) upon the six month anniversary of the date of the agreement, a warrant to purchase 25,000 shares of our common stock with an exercise price of $10.00 per share, which warrant has an exercise period of 24 months from the date of the agreement. The warrants (each a “July 2018 Consultant Warrant”) issued under this agreement are callable by us.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Form of June 2018 Consultant Warrant.

4.2	Form of May 2017 Additional Consultant Warrant.

4.3	Form of July 2018 Consultant Warrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).**

101.1	XBRL Instance Document.*
101.2	XBRL Taxonomy Extension Schema Document.*
101.3	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.4	XBRL Taxonomy Extension Definition Linkbase Document.*
101.5	XBRL Taxonomy Extension Label Linkbase Document.*
101.6	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of June 2018 Consultant Warrant.

4.2	Form of May 2017 Additional Consultant Warrant.

4.3	Form of July 2018 Consultant Warrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).**

101.1	XBRL Instance Document.*
101.2	XBRL Taxonomy Extension Schema Document.*
101.3	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.4	XBRL Taxonomy Extension Definition Linkbase Document.*
101.5	XBRL Taxonomy Extension Label Linkbase Document.*
101.6	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Motus GI Holdings, Inc.

Date: August 13, 2018	By:	/s/ Mark Pomeranz
	Name:	Mark Pomeranz
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)