Form 10-Q
period 2018-09-30
Motus GI Holdings, Inc.
filed 2018-11-14
CIK 1686850

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2018, 15,690,151 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

MOTUS GI HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Motus GI Holdings Inc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)	(*)

ASSETS

Current assets
Cash and cash equivalents	$6,887	$6,939
Short-term investments	4,744	—
Accounts receivable	23	5
Inventory	46	6
Prepaid expenses and other current assets	1,188	734
Deferred financing fees	59	602
Total current assets	12,947	8,286

Fixed assets, net	871	783
Other long-term assets	88	99

Total assets	$13,906	$9,168

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,416	$1,733
Other current liabilities	58	250
Total current liabilities	2,474	1,983

Contingent royalty obligation	1,906	1,662
Other non-current liabilities	84	—

Total liabilities	4,464	3,645

Shareholders’ equity
Common Stock $0.0001 par value; 50,000,000 shares authorized; 15,690,151 and 10,493,233 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2	1
Preferred Series A stock $0.0001 par value; 2,000,000 shares authorized; 0 and 1,581,128 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—

Preferred stock $0.0001 par value; 8,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	65,251	44,643
Accumulated deficit	(55,811)	(39,121)
Total shareholders’ equity	9,442	5,523

Total liabilities and shareholders’ equity	$13,906	$9,168

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings Inc

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$—	$—	$38	$—
Cost of revenue	—	—	56	—
Gross loss	—	—	(18)	—

Operating expenses:
Research and development	1,770	965	4,357	2,701
Sales and marketing	1,215	614	2,945	1,603
General and administrative	2,145	2,414	6,021	4,907

Total operating expenses	5,130	3,993	13,323	9,211

Operating loss	(5,130)	(3,993)	(13,341)	(9,211)

Warrant expense	—	—	(3,156)	—
Loss on change in fair value of contingent royalty obligation	(85)	(72)	(244)	(207)
Finance income, net	44	—	73	—
Reversal of registration rights expense	—	900	—	—
Foreign currency gain (loss)	1	—	(22)	(9)

Loss before income taxes	(5,170)	(3,165)	(16,690)	(9,427)

Income tax expense	—	—	—	—

Net loss	$(5,170)	$(3,165)	$(16,690)	$(9,427)
Basic and diluted loss per common share	$(0.33)	(0.30)	$(1.13)	$(0.92)
Weighted average number of common shares outstanding, basic and diluted	15,680,750	10,489,822	14,782,285	10,288,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings Inc

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

Nine-Month Period Ended September 30, 2018

(In thousands, except share and per share amounts)

	Preferred Stock		Preferred Series A stock		Common Stock		Additional paid-in	Accumulated	Total shareholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)

Balance at January 1, 2018	—	$—	1,581,128	$—	10,493,233	$1	$44,643	$(39,121)	$5,523
Issuance of common shares upon initial public offering, net of offering costs	—	—	—	—	3,500,000	1	14,953	—	14,954
Conversion of preferred shares to commons shares in connection with initial public offering	—	—	(1,581,128)	—	1,581,128	—	—	—	—
Issuance of common shares upon exercise of over-allotment	—	—	—	—	56,000	—	258	—	258
Issuance of common shares upon cashless exercise of options	—	—	—	—	394	—	—	—	—
Share based compensation	—	—	—	—	15,000	—	602	—	602
Warrant expense	—	—	—	—	—	—	3,156	—	3,156
Net loss	—	—	—	—	—	—	—	(7,323)	(7,323)
Balance at March 31, 2018	—	—	—	—	15,645,755	2	63,612	(46,444)	17,170
Share based compensation	—	—	—	—	—	—	498	—	498
Net loss	—	—	—	—	—	—	—	(4,197)	(4,197)
Balance at June 30, 2018	—	—	—	—	15,645,755	2	64,110	(50,641)	13,471
Issuance of common shares upon exercise of options	—	—	—	—	14,396	—	48	—	48
Share based compensation	—	—	—		30,000	—	1,093	—	1,093
Net loss	—	—	—	—	—	—	—	(5,170)	(5,170)
Balance at September 30, 2018	—	$—	—	$—	15,690,151	$2	$65,251	$(55,811)	$9,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings Inc

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

Nine-Month Period Ended September 30, 2017

(In thousands, except share and per share amounts)

	Preferred Stock		Preferred Series A Stock		Common Stock		Additional paid-in	Accumulated	Total shareholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)

Balance at January 1, 2017	—	$—	1,214,845	$—	9,294,463	$1	$35,949	$(25,921)	$10,029
Issuance of shares	—	—	366,283	—	1,098,849	—	6,474	—	6,474
Share based compensation	—	—	—	—	90,000	—	653	—	653
Net loss	—	—	—	—	—	—	—	(2,781)	(2,781)
Balance at March 31, 2017	—	—	1,581,128	—	10,483,312	1	43,076	(28,702)	14,375
Issuance of common shares upon exercise of options	—	—	—	—	754	—	—	—	—
Share based compensation	—	—	—	—	5,000	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	—	(3,480)	(3,480)
Balance at June 30, 2017	—	—	1,581,128	—	10,489,066	1	43,020	(32,182)	10,839
Share based compensation	—	—	—	—	2,778	—	1,297	—	1,297
Net loss	—	—	—	—	—	—	—	(3,166)	(3,166)
Balance at September 30, 2017	—	$—	1,581,128	$—	10,491,844	$1	$44,317	$(35,348)	$8,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings Inc

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,690)	$(9,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	42
Revaluation of contingent royalty obligation	244	206
Share based compensation	1,735	1,894
Amortization of bond premium	15	—
Warrant expense	3,156	—
Inventory write-down	574	—
Changes in operating assets and liabilities:
Accounts receivable	(18)	(1)
Inventory	(614)	(376)
Prepaid expenses and other current assets	(74)	(126)
Other long-term assets	—	(255)
Accounts payable and accrued expenses	1,141	364
Other current and long-term liabilities	(108)	61
Net cash used in operating activities	(10,533)	(7,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(194)	(656)
Proceeds from (repayment of) long-term deposits	11	(24)
Repayment of shareholder loan receivable	126	—
Purchase of available-for-sale securities	(5,026)	—
Proceeds from sale of available-for-sale securities	2,000	—
Purchase of held-to-maturity securities	(4,863)	—
Proceeds from maturity of held-to-maturity securities	3,130	—
Net cash used in investing activities	(4,816)	(680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net of broker commissions of $1,400	16,100	—
Payments of public offering costs	(1,109)	—
Proceeds from exercise of options, net of broker commissions of $22	306	—
Proceeds from issuance of shares, net of financing cost of $851	—	6,474
Net cash provided by financing activities	15,297	6,474

NET DECREASE IN CASH AND CASH EQUIVALENTS	(52)	(1,824)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,939	11,651
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,887	$9,827

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Reclassification of deferred financing fees from current assets to common stock	$602	$—
Cashless exercise of options	$2	$—
Deferred financing fees included in accounts payable and accrued expenses	$59	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Note 1 - Description of Business

Motus GI Holdings, Inc. (the “Company”) was incorporated in Delaware, U.S.A. in September 2016. The Company and its subsidiaries, Motus, Ltd. and Motus, Inc., are collectively referred to as “Motus GI” or the “Company”.

The Company has developed a single-use medical device system, the Pure-Vu system, cleared by the United States Food and Drug Administration and which has received CE Mark approval in the European Economic Area, that is intended to attach to standard colonoscopes to help facilitate intraprocedural cleaning of a poorly prepared colon by irrigating or cleaning the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. The Pure-Vu system has been designed to integrate with standard colonoscopes to enable cleaning during the procedure while preserving standard procedural workflow and techniques. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a DRG (Diagnostic Related Group). The Pure-Vu system does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. To date, as part of the Company’s limited market development launch, the Company has focused on collecting additional clinical and health economic data, as exemplified by the recently initiated Reliable Endoscopic Diagnosis Utilizing Cleansing Enhancement Study (the “REDUCE Study”), along with garnering valuable experience in key hospitals on the use of the Pure-Vu system to support a full launch in the United States inpatient market in 2019. The Company does not expect to generate significant revenue from product sales unless and until the Company expands its commercialization efforts.

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

The Company has financed its operations primarily through sales of equity-related securities. At September 30, 2018, the Company had an accumulated deficit of approximately $55.8 million, total current assets of approximately $12.9 million and total current liabilities of approximately $2.5 million resulting in working capital of approximately $10.4 million. At September 30, 2018, the Company had cash and cash equivalents, and short-term investments of approximately $11.6 million. Based on the Company’s current business plan, it believes their cash, cash equivalents, and short-term investments balance as of September 30, 2018 will be sufficient to meet its anticipated cash requirements through approximately the second quarter of 2019. However, there is no assurance that the current business plan will be achievable.

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

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are carried at amortized cost. Purchase premiums and discounts are recognized in finance income, net over the term of the security. Investment securities not classified as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value, with unrealized gains and losses reported in net loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date.

Management evaluates whether available-for-sale securities and held-to-maturity securities are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the three and nine months ended September 30, 2018, no investment OTTI losses were realized.

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

The Pure-Vu System – The Company manufactures a medical device system (a “Workstation”) and a single use disposable sleeve (a “Disposable”) designed to improve a colonoscopy procedure. These products are shipped directly to healthcare professionals under contract-based terms. Revenue for the products sold is recognized at the point in time when control transfers to the customer, which is generally when the shipment is received and accepted by the customer. In certain circumstances, products are available for free of charge for a limited evaluation period. At the end of the limited evaluation period, the customer may purchase the products at which time the Company will record the corresponding revenue, or the products may be returned. As of September 30, 2018, the Company had no future performance obligations from any customer contracts.

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

The Company recognizes compensation expenses for the value of non-employee awards based on the straight-line method over the requisite service period of each award.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018, and December 31, 2017, the Company had a full valuation allowance against deferred tax assets.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of September 30, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of September 30, 2018.

For the three and nine months ended September 30, 2018 and 2017, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2018 and 2017, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

There were no changes in the fair value hierarchy leveling during the three and nine months ended September 30, 2018.

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets
Short-term investments	$3,026	$—	$—	$3,026
Total	$3,026	$—	$—	$3,026

Liabilities
Contingent royalty obligation	$—	$—	$1,906	$1,906
Total	$—	$—	$1,906	$1,906

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$—	$—	$1,662	$1,662
Total	$—	$—	$1,662	$1,662

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

Contingent Royalty Obligation

In estimating the fair value of the Company’s contingent royalty obligation (see Note 5), the Company used the discounted cash flow method as of September 30, 2018 and December 31, 2017. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 contingent royalty obligation for the nine months ended September 30, 2018:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at January 1, 2018	$1,662
Change in estimated fair value of contingent royalty obligation	244
Balance at September 30, 2018	$1,906

The contingent royalty obligation is re-measured at each balance sheet date using the following assumptions as of September 30, 2018 and December 31, 2017: 1) Discount rate of 20%, and 2) rate of royalty payment of 3%.

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a Level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $211 and a 2% increase in the discount rate would decrease the liability by approximately $186.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

Note 4 – Short-term investments

Short term investments as of September 30, 2018 consist of held-to-maturity securities which are carried at amortized costs and available-for-sale securities which are carried at fair value. Interest and dividends on short-term investments are included in finance income, net. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in finance income, net. The Company did not have any short-term investments at December 31, 2017.

The following table summarizes, by major security type, the Company’s short-term investments as of September 30, 2018.

	Amortized Cost	Carrying Value
Mutual fund, available for sale	$3,026	$3,026
Corporate debt securities, held-to-maturity	1,718	1,718
Total	$4,744	$4,744

The Company had deminimus unrealized gains and losses from available-for-sale securities during the three and nine months ended September 30, 2018. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Contractual securities mature from October 2018 through November 2018.

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

For the three and nine months ended September 30, 2018, the Company recorded $0 and $50, respectively, as general and administrative expense to accrue the one-time milestone payments in anticipation of the first commercial sale of a coated product in the next six months. As of September 30, 2018, the Company has recorded $13 as other current liabilities and $37 as long-term liabilities. After discussions with the vendor, previous shipments have been deemed for pilot use and not a commercial sale.

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israel Innovation Authority of the Ministry of Economy and Industry (the “IIA”) (formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry (the “OCS”)) for the financing of a portion of its research and development expenditures pursuant to the Encouragement of Research, Development and Technological Innovation in the Industry Law 5744-1984 (formerly known as the Encouragement of Industrial Research and Development Law, 5744-1984), referred to as the Research Law, and related regulations. The Company has received funding from the IIA, which was received and recorded between the periods ending December 31, 2011 through 2016, in the aggregate amount of $1,332 and has a contingent obligation to the IIA in the amount of approximately $1,382 as of September 30, 2018, which is generally repaid in the form of royalties ranging from 3% to 5% of revenues on sales of products and services based on technology developed using IIA grants, up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants, if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company has recorded $0 and an immaterial expense and liability during the three and nine months ended September 30, 2018, respectively, as sales occur.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Royalty Payment Rights on Royalty Payment Rights Certificates

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the Pure-Vu system, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the Pure-Vu system, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of net sales* for commercialized product directly;

●	5% of any licensing proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

* Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a cap per calendar year of $30,000. Net Sales is defined in the Certificate of Designations. The Company has not reached the Initial Net Sales Milestone as of September 30, 2018.

** Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a cap per calendar year of $30,000. Licensing Proceeds is defined in the Certificate of Designations. The Company has not reached the Initial Licensing Proceeds Milestone as of September 30, 2018.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

The Royalty Amount will be payable up to the later of (i) the latest expiration date for the Company’s current patents (which is currently November 2034), or (ii) the latest expiration date of any pending patents as of the date of the initial closing of the 2017 Private Placement that may be issued in the future. Following the expiration of all such patents, the holders of the Royalty Payment Rights and Placement Agent Royalty Payment Rights will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a long-term liability at fair value in the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 in the amount of $1,906 and $1,662, respectively. For the three months ending September 30, 2018 and 2017, the Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $85 and $72, respectively. For the nine months ending September 30, 2018 and 2017, the Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $244 and $207, respectively.

Employment Agreements

Effective October 1, 2018 (the “Commencement Date”), the Company entered into an employment agreement with Timothy P. Moran as Chief Executive Officer of the Company. Mr. Moran succeeded Mark Pomeranz, in his position as Chief Executive Officer. Mr. Pomeranz continued his employment with the Company as President and Chief Operating Officer.

Employment Agreement with Mr. Moran

The Company entered into an employment agreement with Mr. Moran (the “CEO Employment Agreement”), which became effective on October 1, 2018, on an at-will basis, which contains non-disclosure and invention assignment provisions. Under the terms of Mr. Moran’s employment agreement, he will hold the position of Chief Executive Officer and receive a base salary of $475 annually (the “Base Salary”). In addition, Mr. Moran is eligible to receive an annual bonus payment (the “Performance Bonus”) in an amount equal to up to sixty percent (60%) of his then-Base Salary (the “Bonus Target”) if the Board determines that he has met the target objectives communicated to him. For the first twelve months of his employment (the period from October 1, 2018 through October 1, 2019), the payout range for the Performance Bonus shall be between fifty percent (50%) and two hundred percent (200%) of the Bonus Target if the Board determines the objectives have been achieved. Thereafter, subsequent payout parameters will be determined by the Board based upon parameters set by the Board and Mr. Moran for an overall Company executive bonus program using market data and analysis input from a third-party expert compensation firm.

In connection with his employment agreement, within 30 days after the Commencement Date, Mr. Moran will be granted (i) an option to purchase 495,000 shares (the “Initial Option Grant”) of the Company’s common stock (the “Common Stock”) pursuant to the Company’s 2016 Equity Incentive Plan (the “Plan”), at an exercise price equal to the “Fair Market Value” of a share of Common Stock on the “Date Of Grant” (as such terms are defined by the Plan) and (ii) a restricted stock unit award for 165,000 shares of Common Stock pursuant to the Plan (the “Initial Restricted Stock Unit Award”). The Initial Option Grant and Initial Restricted Stock Unit Award will, subject to Mr. Moran’s continued employment by the Company, vest in substantially equal quarterly installments over four years commencing from the Commencement Date. The stock option grant agreement and restricted stock unit award agreement will include terms and conditions set forth in the Company’s standard forms of such agreements under the Plan. In addition, pursuant to the terms of his employment agreement, Mr. Moran is eligible to receive, from time to time, equity awards under the Plan, or any other equity incentive plan the Company may adopt in the future, and the terms and conditions of such awards, if any, will be determined by the Board or Compensation Committee, in their discretion. Mr. Moran is also eligible to participate in any executive benefit plan or program the Company adopts. Further, Mr. Moran will be eligible to receive employment buy-out payments (the “Employment Buy-Out Payments”) in the amount of $400 each on March 1, 2019, November 1, 2019, March 1, 2020 and November 1, 2020, provided he remains actively employed, or pursuant to certain termination conditions, on each such date.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Concurrently with the CEO Employment Agreement, the Company entered into an indemnification agreement with Mr. Moran, in the form previously entered into by the Company with each of the Company’s directors and executive officers.

Amended and Restated Employment Agreement with Mr. Pomeranz

On September 24, 2018, the Company entered into an amended and restated employment agreement (the “Amended and Restated Employment Agreement”) with Mark Pomeranz, pursuant to which Mr. Pomeranz transitioned from his current role as President and Chief Executive Officer, into the role of President and Chief Operating Officer.

The Amended and Restated Employment Agreement with Mr. Pomeranz became effective on September 24, 2018, provides for employment on an at-will basis, and contains non-disclosure and invention assignment provisions. Under the terms of the Amended and Restated Employment Agreement, Mr. Pomeranz holds the position of President and Chief Operating Officer, and receives a base salary of $385 annually (the “Pomeranz Base Salary”). In addition, Mr. Pomeranz is eligible to receive (i) for the calendar year ending December 31, 2018, a bonus payment in an amount equal to up to thirty one and one quarter percent (31.25%) (the “2018 Bonus Target”) of his then base salary (the “2018 Bonus”) if the Board determines that he has met the target objectives communicated to him, with a payout range for the 2018 Bonus of between fifty percent (50%) and two hundred percent (200%) of the 2018 Bonus Target, and (ii) effective January 1, 2019 and thereafter an annual bonus payment (the “Pomeranz Performance Bonus”) in an amount equal to up to fifty percent (50%) of the Pomeranz Base Salary if the Board determines that he has met the target objectives communicated to him. Payout parameters for the Pomeranz Performance Bonus will be determined by the Board based upon parameters set by the Board and CEO for an overall Company executive bonus program using market data and analysis input from a third-party expert compensation firm. Pursuant to the terms of the Amended and Restated Employment Agreement, Mr. Pomeranz is also eligible to receive, from time to time, equity awards under the Company’s existing equity incentive plan, or any other equity incentive plan the Company may adopt in the future, and the terms and conditions of such awards, if any, will be determined by the Board or Compensation Committee, in their discretion. Mr. Pomeranz is also eligible to participate in any executive benefit plan or program we adopt.

Note 6 – Related Party Transactions

Other than transactions and balances related to cash and share-based compensation to officers and directors, the Company did not have any transactions and balances with related parties and executive officers during the three and nine months ending September 30, 2018 and 2017 except for the following:

Shareholder Loan

During the nine months ended September 30, 2018, the Company received $126 in cash proceeds as repayment of a shareholder loan. The loan was entered into on May 15, 2017 for a principal balance of $122 at a stated interest rate of 3.4%. The loan principal and accrued interest was repaid in full as of September 30, 2018. For the three and nine months ended September 30, 2018, the Company recorded $0 and $4 as finance income related to the shareholder loan. For the three and nine months ended September 30, 2017, the Company recorded $0 as finance income related to the shareholder loan.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Sales and Marketing Services Arrangement with FreeHold Surgical, Inc.

Beginning in the fourth quarter of 2017, the Company began to make payments to FreeHold Surgical, Inc (“FreeHold”), an entity in which one of our Directors serves as a Director and President, for services rendered beginning August 2017. In the third quarter of 2018, the agreement was amended to reduce the number of sales representatives from two to one and revise the fee arrangement from $25 to $8 for each month. Pursuant to the fee arrangement, the Company paid FreeHold a monthly amount of approximately $25 for each month through June 30, 2018 and approximately $8 for each month from July 1, 2018 for sales and marketing services performed for the Company, on a part time basis, by two Freehold sales representatives through June 2018 and one Freehold sales representative from July 2018 to September 2018 (the “FreeHold Services”). As of September 30, 2018 and December 31, 2017, the Company had $8 and $50 recorded as accounts payable to FreeHold, respectively. For the three and nine months ended September 30, 2018, the Company recorded $25 and $175, respectively, as general and administrative expense related to this arrangement. For the three and nine months ended September 30, 2017, the Company recorded $0 as general and administrative expense related to this arrangement.

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

The Ten Percent Warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 67.08%, (iii) risk-free rate of 2.63%, and (iv) dividend rate of zero. For the three and nine months ended September 30, 2018, the Company recorded $0 and $3,156 for the fair value of the Ten Percent Warrants as warrant expense in the accompanying condensed consolidated statements of comprehensive loss.

On March 12, 2018, the Company issued an additional 56,000 shares of its common stock at a price of $5.00 per share, pursuant to the Representative’s partial exercise of the Over-Allotment Option. In connection with the closing of the partial exercise of the Over-Allotment Option, the Company received net proceeds of $258 after deducting underwriting discounts and commissions of $22.

Issuance of Common Stock and Warrants to Purchase Common Stock

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

On June 6, 2018, the Company entered into a consultant agreement with a service provider which shall continue until the agreement is terminated by the Company or service provider by providing at least five business days’ prior written notice. Pursuant to the agreement, the Company (a) issued a warrant on June 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $5.25 per share, (b) upon the four (4) month anniversary of the execution of the agreement, provided the service provider is still engaged at that time, will issue a warrant to purchase 10,000 shares of the Company’s common stock, with an exercise price of $6.25 per share, and (c) upon the eight (8) month anniversary of the execution of the agreement, provided the service provider is still engaged at that time, will issue a warrant to purchase 10,000 shares of the Company’s common stock, with an exercise price of $7.25 per share (collectively, such warrants referred to as the “Consultant Warrants”). The Consultant Warrants will each have a five-year term, vest immediately, and will provide for cashless exercise. Warrants totaling 30,000 in relation to this agreement were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 67.25% and 69.57%, (iii) risk-free rate of 2.81% and 2.94%, and (iv) dividend rate of zero. The fair value of the 30,000 warrants was estimated to be $95 which is expensed using the straight-line method over eight months. The Company recorded $38 and $45 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss in relation to the 30,000 warrants for the three and nine months ended September 30, 2018, respectively.

On July 2, 2018, the Company entered into a consultant agreement with a service provider which shall continue until February 28, 2019, unless and until sooner terminated by the Company or service provider by providing, at any time after October 2, 2018, at least five business days’ prior written notice. Pursuant to the agreement, the Company (i) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expires 12 months from the date of agreement, (ii) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expires 18 months from the date of the agreement, (iii) upon the three (3) month anniversary of the date of the agreement, provided the service provider is still engaged at that time, will issue a fully-vested and nonforfeitable warrant to purchase 25,000 shares of the Company’s common stock with an exercise price of $8.75 per share, and expires 18 months from the date of the agreement and (iv) upon the six (6) month anniversary of the date of the agreement, provided the service provider is still engaged at that time, will issue a fully-vested and nonforfeitable warrant to purchase 25,000 shares of common stock of the Company with an exercise price of $10.00 per share, and expires 24 months from the date of the agreement. The warrants issued under this agreement are callable by the Company and it will have the right to require the consultant to exercise all or any warrants still unexercised for a cash exercise or the Company may re-purchase the warrant at a price of $0.01 per warrant share if the Company’s stock trades above a closing floor price ranging from $9.00 to $13.00 per share for ten (10) consecutive trading days. In accordance with FASB ASC 480, the call feature is a conditional obligation upon an event not certain to occur that becomes mandatorily redeemable if that event occurs, the condition is resolved, or that event becomes certain to occur. Because the conditional event is within control of the Company, the call feature is not recognized for accounting purposes until the Company exercises its rights under agreement. Warrants totaling 100,000 in relation to this agreement were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 1-2 years, (ii) volatility of 61.86% - 65.84%, (iii) risk-free rate of 2.34 - 2.81%, and (iv) dividend rate of zero. The aggregate fair value of the 100,000 warrants was estimated to be $146 which will be expensed using the straight-line method over eight months. The Company recorded $55 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss for both the three and nine months ended September 30, 2018. As of September 30, 2018, the Company has recorded a prepaid expense in the amount of $52, related to the fully vested, nonforfeitable warrants issued for which services have not been rendered.

On July 3, 2018, the Company entered into an amendment to a consulting agreement dated May 27, 2017 as a continuation of investor relation and consulting services to extend the termination of the agreement to July 2019 and issued 30,000 shares of common stock which vests immediately and a warrant to purchase 90,000 shares of common stock which vests immediately. The warrants are fully vested, are exercisable at $8.50 per share and expire five years from the date of issuance. The 90,000 warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 68.31%, (iii) risk-free rate of 2.72%, and (iv) dividend rate of zero. The fair value of the 90,000 warrants and 30,000 shares of common stock was estimated to be $594 which will be expensed using the straight-line method over thirteen months, the expected term of the agreement. The Company recorded $136 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss for both the three and nine months ended September 30, 2018. As of September 30, 2018, the Company has recorded a prepaid expense in the amount of $454, related to the fully vested nonforfeitable shares of common stock and warrants issued for which services have not been rendered.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Consultant Award

On July 3, 2018, the Company engaged an executive search firm (the “Firm”) to conduct a confidential search for a Chief Executive Officer (the “CEO”) for the Company. The terms of the engagement were that upon a successful search, the Company would compensate the Firm one-third of the total first-year actual cash compensation for the position. The Company agreed to (a) make payments based on the CEO’s base salary of $475, and (b) make a true-up payment (the “True-up Payment”) at the end of the CEO’s first year of employment base on the actual cash compensation earned within the CEO’s first year of employment, exclusive of any Employment Buy-Out Payments.

The recruiter was successful in recruiting a new CEO for the Company. An employment agreement was finalized and entered into during the third quarter and effective October 1, 2018. The Company deemed the Firm’s services were rendered in the third quarter of 2018 as an employment agreement was finalized in September 2018. The CEO’s annual base salary is $475 and is entitled to bonus and Employment Buy-Out Payments.

Firm Compensation

The Firm’s total compensation is to be paid 75% in cash and 25% in equity in the form of a warrant valued per the last round valuation. The cash component for the initial base salary measurement for $119 is payable in three (3) monthly installments with the first installment dated at the start date of the engagement. Therefore, the first installment was dated July 3, 2018; since, the Company deemed the services began in July 2018.

The Firm’s total compensation is the aggregate of one-third of the base salary of $475 and one-third of any additional cash compensation earned within the CEO’s first year of employment. As of September 30, 2018, the Company owes the following payments: (i) a warrant (the “Base Warrant”) and cash payment based on one-third of the base salary of $475, (ii) a warrant (the “Contingent Warrant”) based on any additional cash compensation earned by the CEO during his first year of employment, and (iii) a cash payment based on any additional cash compensation earned by the CEO during his first year of employment. For items (ii) and (iii), a True-up Payment will be determined after the first year of employment ends and the additional cash compensation is known.

Warrant Accounting

Each warrant will be issued with an exercise price of $5 per share, subject to adjustment with a three-year term, to purchase shares of the Company’s common stock. As of September 30, 2018, the warrants have not been issued but will be fully vested upon issuance.

Consultant Expense

The Company valued the entire agreement and recorded $239 as general and administrative expense for the three and nine months ended September 30, 2018 as follows: (i) $158 earned for one-third of $475 payable 75% in cash and 25% by issuing a variable number of warrants, and (ii) $81 for the estimated cash portion of the True-up Payment that will also be paid 75% in cash and 25% by issuing a variable number of warrants. As of September 30, 2018, the Company has recorded in the aggregate $190 in accounts payable and accrued expenses in relation to this agreement.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Employment Buy-Out Payments

The Firm agreed not to include any Employment Buy-Out Payments stipulated in the agreement as a calculation in the Firm’s fee as these Employment Buy Out Payments were deemed to be earned at the CEO’s previous place of employment. The Employment Buy-Out Payments represent any cash and equity bonuses earned that the CEO forfeited upon departing his previous place of employment, thus the Employment Buy-Out Payments will not be considered in the True-up Payment.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,340,869	$5.07	3.73	$—
Granted	1,245,682	5.35		110
Outstanding at September 30, 2018	2,586,551	$5.20	3.76	$241

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

On August 23, 2018, the Company issued 3,943 shares of its common stock upon the exercise of 3,943 employee options at an exercise price of $2.38 per share. In connection with the exercise, the Company received $9 in proceeds.

On August 23, 2018, the Company issued 2,389 shares of its common stock upon the exercise of 2,389 employee options at an exercise price of $2.52 per share. In connection with the exercise, the Company received $6 in proceeds.

On September 14, 2018, the Company issued 5,000 shares of its common stock upon the exercise of 5,000 employee options at an exercise price of $4.50 per share. In connection with the exercise, the Company received $23 in proceeds.

On September 14, 2018, the Company issued 499 shares of its common stock upon the exercise of 499 employee options at an exercise price of $5.00 per share. In connection with the exercise, the Company received $2 in proceeds.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,803,094	$4.41	9.19	$334
Granted	252,000	4.99
Exercised	(15,292)	3.31		33
Forfeited/canceled	(75,348)	4.60
Outstanding at September 30, 2018	1,964,454	$4.48	8.63	$1,279

At September 30, 2018, unamortized stock compensation for stock options was $2,070, with a weighted-average recognition period of 1.03 years.

At September 30, 2018, outstanding options to purchase 1,013,462 shares of common stock were exercisable with a weighted-average exercise price per share of $4.40.

For the three and nine months ended September 30, 2018, the Company recorded $415 and $1,155 for stock options.

For the three and nine months ended September 30, 2017, the Company recorded $410 and $1,436 for stock options.

Stock Based Compensation

The following table sets forth total non-cash stock-based compensation for the issuance of common stock, options to purchase common stock, and warrants to purchase common stock by operating statement classification for the three and nine months ended September 30, 2018 and 2017:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Research and development	$32	$110	$135	$158
Sales and marketing	58	86	97	123
General and administrative	572	1,100	1,503	1,613
Total(1), (2)	$662	$1,296	$1,735	$1,894

(1)	As of September 30, 2018 and 2017, the Company recorded a prepaid expense in the amount of $506 and $0 for the value of vested warrants for future services to be rendered.
(2)	As of September 30, 2018 and 2017, the Company recorded a warrant liability in the amount of $48 and $0 for the value of warrants to be issued for services provided.

For options granted during the nine months ending September 30, 2018 were valued using the Black-Scholes option pricing model using the following weighted average assumptions: (i) expected life of 5.7 years, (ii) volatility of 68.12%, (iii) risk free interest rate of 2.76% and (iv) dividend yield of zero.

2016 Equity Incentive Plan

The Company has 2,641,250 shares of common stock reserved for issuance and as of September 30, 2018 there were 653,272 shares available for grant under the Company’s equity plan. The Company has one equity incentive plan that was adjusted in 2016. The number of shares of common stock available for issuance under the Company’s equity plan shall increase annually by six percent (6%) of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of our common stock than would otherwise occur.

Note 8 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2018 and noted the following subsequent events:

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts)

Options and Warrants

On October 2, 2018, the Company issued a warrant to purchase 25,000 shares of the Company’s common stock with an exercise price of $8.75 per share and an exercise period of 18 months in connection with an agreement entered into on July 2, 2018 (see Note 7).

On October 6, 2018, the Company issued a warrant to purchase 10,000 shares of the Company’s common stock with an exercise price of $6.25 per share and an exercise period of five years in connection with an agreement entered into on June 6, 2018 (see Note 7).

On October 31, 2018, the Company gave thirty-day notice to FreeHold, a related party, for termination of its services agreement effective November 30, 2018.

On November 8, 2018, the Company’s Compensation Committee approved the issuance of 560,000 options to employees which vest over a three-year period on a quarterly basis to purchase shares of the Company’s common stock at $3.78, the closing share price of the Company’s common stock on the Nasdaq Capital Market on November 8, 2018.

On November 8, 2018, the Company’s Board of Directors approved the issuance of a warrant to a consultant which vests immediately to purchase 7,917 shares of the Company’s common stock at an exercise price of $5 per share, in accordance with the consulting agreement entered into on July 2, 2018 (see Note 7 - Consultant Award).

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our limited operating history;
●	our history of substantial operating losses in each year since inception and expectation that we will continue to incur substantial operating losses for the foreseeable future;
●	our current and future capital requirements to support our development and commercialization efforts for the Pure-Vu system and our ability to satisfy our capital needs;
●	our dependence on the Pure-Vu system, our sole product candidate, which is still in development;
●	our ability to obtain approval from regulatory agents in different jurisdictions for the Pure-Vu system;
●	our Pure-Vu system and the procedure to cleanse the colon in preparation for colonoscopy are not currently reimbursable through private or governmental third-party payors;
●	our lack of a developed sales and marketing organization and our ability to commercialize the Pure-Vu system;
●	our dependence on third-parties to manufacture the Pure-Vu system;
●	our ability to maintain or protect the validity of our patents and other intellectual property;
●	our ability to retain key executives and medical and science personnel;
●	our ability to internally develop new inventions and intellectual property;
●	interpretations of current laws and the passages of future laws;
●	acceptance of our business model by investors;
●	the accuracy of our estimates regarding expenses and capital requirements; and
●	our ability to adequately support growth.

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

Overview

We have developed a single-use medical device system (the “Pure-Vu system”), cleared by the United States Food and Drug Administration (the “FDA”) and which has received CE Mark approval in the European Economic Area, that is intended to attach to standard colonoscopes to help facilitate intraprocedural cleaning of a poorly prepared colon by irrigating or cleaning the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. The Pure-Vu system has been designed to integrate with standard colonoscopes to enable cleaning during the procedure while preserving standard procedural workflow and techniques. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a Diagnostic Related Group (a “DRG”). The Pure-Vu system does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. To date, as part of the limited market development launch, we have focused on collecting additional clinical and health economic data, as exemplified by the recently initiated Reliable Endoscopic Diagnosis Utilizing Cleansing Enhancement Study (the “REDUCE Study”), along with garnering valuable experience in key hospitals on the use of the Pure-Vu system to support a full launch in the United States inpatient market in 2019.  We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts.

Financial Operations Overview

We are a development stage company and have not generated any significant revenues from the sale of products. We have never been profitable and our accumulated deficit as of September 30, 2018 was approximately $55.8 million. Our net losses for the three months ended September 30, 2018 and 2017 were approximately $5.2 million and $3.2 million, respectively, and for the nine months ended September 30, 2018 and 2017 our net losses were approximately $16.7 million and $9.4 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to commercialize and market the Pure-Vu system. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	conduct a limited market development launch through 2018 and into the first part of 2019 to refine how the Pure-Vu system integrates into the workflow of the in-patient settings and hone the value proposition and health economic benefits to hospitals;
●	work with third parties to scale up the manufacture of the workstation and the disposable portion of Pure-Vu system;
●	develop a second generation system to improve user interface, optimize ease of use and reduce the cost structure;
●	raise sufficient funds in the capital market to effectuate our business plan, including commercialization activities related to our Pure-Vu system and our research and development activities, including clinical and regulatory development and the continued development and enhancement of our Pure-Vu system; and

●	operate as a public company.

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

During the nine months ended September 30, 2018, there were no material changes to matters discussed under the heading “Critical Accounting Polices and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 except for the following:

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

We evaluate whether available-for-sale and held-to-maturity investments are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if we intend to sell the security or if it is more likely than not that we will be required to sell such security prior to any anticipated recovery. If we determine that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the three and nine months ended September 30, 2018, no investment OTTI losses were realized.

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

Research and Development

We incurred research and development activity expenses of approximately $1.8 million and $1.0 million, respectively, during the three months ended September 30, 2018 and 2017, and approximately $4.4 million and $2.7 million, respectively, during the nine months ended September 30, 2018 and 2017. These expenses include cash and non-cash expenses relating to the advancement of our development and clinical programs for the Pure-Vu system. We have research and development capabilities in electrical and mechanical engineering with laboratories in our facility in Israel for development and prototyping, and electronics design and testing. We also use consultants and third-party design houses to complement our internal capabilities.

Sales and Marketing

We incurred sales and marketing activity expenses of approximately $1.2 million and $0.6 million, respectively, during the three months ended September 30, 2018 and 2017, and approximately $2.9 million and $1.6 million, respectively, during the nine months ended September 30, 2018 and 2017. These expenses include cash and non-cash expenses relating to the development of our sales and marketing infrastructure for the Pure-Vu system. We have hired limited sales and marketing personnel in the U.S. as part of our market development launch to develop our policies and procedures, as well as to spearhead the market development phase of the Company’s market penetration.

General and Administrative Expenses

We incurred general and administrative activity expenses of approximately $2.1 million and $2.4 million, respectively, during the three months ended September 30, 2018 and 2017, and approximately $6.0 million and $4.9 million, respectively, during the nine months ended September 30, 2018 and 2017. General and administrative expenses consist primarily of payroll and professional services. Other general and administrative expenses include accounting and legal services and expenses associated with obtaining and maintaining patents. We anticipate that our general and administrative expenses will increase significantly during the remainder of 2018 and in the future as we increase our headcount to support our continued development and commercialization activities related to our Pure-Vu system. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations and communication costs associated with being a public company. Additionally, commencing in July 2017, we began to compensate our outside directors.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

To date, as part of our limited launch, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts for the Pure-Vu system, which we expect will take a number of years and is subject to significant uncertainty.

Research and Development

Research and development expenses for the three months ended September 30, 2018 totaled approximately $1.8 million, an increase of $0.8 million over the $1.0 million recorded for the three months ended September 30, 2017. The increase was primarily attributable to increases of $0.3 million in salaries, wages and related, $0.1 million in professional services and subcontractor costs, $0.2 million in material costs, and $0.2 million in travel and other research and development cost.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2018 totaled approximately $1.2 million, an increase of $0.6 million over the $0.6 million recorded for the three months ended September 30, 2017. The increase was primarily attributable to increases of $0.2 million in professional services and subcontractor costs, $0.4 million in marketing and training product units, $0.1 in tradeshow and other promotional items, partially offset by a decrease of $0.1 million in salaries and wages and other costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2018 totaled approximately $2.1 million, a decrease of $0.3 million over the $2.4 million recorded for the three months ended September 30, 2017. The decrease was primarily attributable to decreases of $0.2 million in professional and consulting fees, $0.4 million in salaries and wages, partially offset by an increase of $0.3 million in investor and public relation cost.

Other Expenses

Other expenses for the three months ended September 30, 2018 totaled approximately $0.04 million compared to $0.8 million of other income recorded for the three months ended September 30, 2017. The $0.8 million decrease in other expense was primarily attributable to the reversal of registration rights expense of $0.9 million.

Comparison of Nine Months Ended September 30, 2018 and 2017

To date, as part of our limited launch, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts for the Pure-Vu system, which we expect will take a number of years and is subject to significant uncertainty.

Research and Development

Research and development expenses for the nine months ended September 30, 2018 totaled approximately $4.4 million, an increase of $1.7 million over the $2.7 million recorded for the nine months ended September 30, 2017. The increase was primarily attributable to increases of $0.9 million in salaries and wages, $0.6 million in professional and subcontractor costs, $0.1 million in travel costs, $0.2 million in other costs, partially offset by a decrease of $0.1 million in clinical related costs.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2018 totaled approximately $2.9 million, an increase of $1.3 million over the $1.6 million recorded for the nine months ended September 30, 2017. The increase was primarily attributable to increases of $0.6 million in marketing and training product units, $0.6 million in professional and subcontractor costs, and $0.1 million travel and other costs.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2018 totaled approximately $6.0 million, an increase of $1.1 million over the $4.9 million recorded for the nine months ended September 30, 2017. The increase was primarily attributable to increases of $0.4 million in legal and professional fees, $0.4 million in investor and public relation expenses, $0.2 million in insurance related expenses, and $0.2 million in rent, travel and other costs, partially offset by a decrease of $0.1 million in salaries and wages.

Other Expenses

Other expenses for the nine months ended September 30, 2018 totaled approximately $3.3 million compared to $0.2 million recorded for the nine months ended September 30, 2017. The $3.1 million increase was primarily attributable to increases of $3.2 million in warrant expense, partially offset by a $0.1 increase in finance income.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At September 30, 2018, our accumulated deficit since inception was approximately $55.8 million.

At September 30, 2018, we had total current assets of approximately $12.9 million and total current liabilities of approximately $2.5 million resulting in working capital of $10.4 million. Net cash used in operating activities for the nine months ended September 30, 2018 was approximately $10.5 million, which includes a net loss of approximately $16.7 million, offset by non-cash expenses of approximately $5.8 million principally related to warrant expense of $3.2 million, stock-based compensation expense of $1.8 million, revaluation of contingent royalty obligation of $0.2 million, inventory write-down of $0.5 million, and depreciation and amortization of $0.1 million, and approximately $0.3 million of cash provided by the change in net working capital items principally related to an increase in accounts payable and accrued expenses of $1.1 million, partially offset by an increase in accounts receivable, inventory, prepaid expenses and other current assets, and other long-term assets of $0.8 million and a decrease in other current and long-term liabilities of $0.1 million.

Cash used in investing activities for the nine months ended September 30, 2018 totaled approximately $4.8 million for the purchase of available-for-sale securities of approximately $5.0 million, the purchase of held-to-maturity securities of approximately $4.9 million, and the purchase of fixed assets of approximately $0.2 million, offset by the proceeds from the sale of available-for-sale securities of approximately $2.0 million, the proceeds from the maturity of held-to-maturity securities of $3.1 million, and the proceeds from shareholder loan of approximately $0.1 million.

Cash provided by financing activities for the nine months ended September 30, 2018 totaled approximately $15.3 million. On February 16, 2018, we closed our IPO in which we sold 3,500,000 shares of our common stock at a public offering price of $5.00 per share. In connection with the closing of the IPO, we received net proceeds of approximately $15 million after deducting underwriting discounts and commissions of approximately $1.4 million and other offering expenses of approximately $1.1 million. On March 12, 2018, we received net proceeds of approximately $0.3 million in relation to the sale of an additional 56,000 shares of our common stock at a price of $5.00 per share, pursuant to the Partial IPO Over-Allotment Exercise completed in March 2018.

At September 30, 2018, we had cash and cash equivalents, and short-term investments of approximately $11.6 million. Based on our current business plan, we believe our cash, cash equivalents, and short-term investments balance as of September 30, 2018 will be sufficient to meet our anticipated cash requirements through approximately the second quarter of 2019. However, there is no assurance that the current business plan will be achievable, and such conditions raise substantial doubts about our ability to continue as a going concern.

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

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the period covered by this report for the three and nine months ended September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in the internal control related to the reporting of non-routine, complex transactions due to the insufficient complement of personnel with the appropriate level of knowledge to identify and account for these transactions. The material weakness was identified when management did not appropriately identify the proper accounting treatment related to a contract that included contingent payments and stock awards owed to a non-employee.

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of the material weakness, we performed additional analyses and other post-closing procedures to ensure the Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our CEO and CFO have certified that, based on their knowledge, the condensed consolidated financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-Q.

Management has begun remediation by engaging a third party firm with technical accounting specialists to review the accounting for non-routine complex transactions on a prospective basis. We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

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

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in risk factors from what was reported in our 2017 Annual Report on Form 10-K, other than as described below.

Risks Related to our Capital Stock

We identified a material weakness in our internal control over financial reporting. If we are not able to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be adversely affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the review of our third quarter 2018 financial statements, we identified a material weakness in our internal control over financial reporting related to the accounting for non-routine complex transactions. Management did not appropriately identify the proper accounting treatment related to contingent payments and stock awards owed to a non-employee. Management has begun remediation by engaging a third party firm with technical accounting specialists to review the accounting for non-routine complex transactions on a prospective basis.

In light of the material weakness, we performed additional analyses and other post-closing procedures to ensure the Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our CEO and CFO have certified that, based on their knowledge, the condensed consolidated financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-Q.

If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years from the date of our initial public offering in February 2018, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Form 10-Q, or such period as described below, we issued the following unregistered securities:

In June 2018, we entered into a consultant agreement pursuant to which we (a) issued a warrant, on June 6, 2018, to purchase 10,000 shares of our common stock, with an exercise price of $5.25 per share, (b) issued a warrant, on October 6, 2018, to purchase 10,000 shares of our common stock, with an exercise price of $6.25 per share, and (c) agreed to issue a warrant to purchase 10,000 shares of our common stock, with an exercise price of $7.25 per share, issuable on February 6, 2019, provided the consultant is still engaged at that time, as payment for services pursuant to the consulting agreement. Each warrant (each a “June 2018 Consultant Warrant”) issued or issuable under the consultant agreement has or will have a five (5) year term and a cashless exercise provision.

In July 2018, we entered into a consulting agreement pursuant to which we (a) issued a warrant on July 2, 2018 to purchase 25,000 shares of our common stock with an exercise price of $7.39 per share, which warrant has an exercise period of 12 months from the date of agreement, (b) issued a warrant on July 2, 2018 to purchase 25,000 shares of our common stock with an exercise price of 7.39 per share, which warrant has an exercise period of 18 months from the date of the agreement, (c) issued a warrant on October 2, 2018 to purchase 25,000 shares of our common stock with an exercise price of 8.75 per share, which warrant has an exercise period of 18 months from the date of the agreement and (d) agreed to issue upon the six month anniversary of the date of the agreement, provided the consultant is still engaged at the respective time of issuance, a warrant to purchase 25,000 shares of our common stock with an exercise price of $10.00 per share, which warrant will have an exercise period of 24 months from the date of the agreement. The warrants (each a “July 2018 Consultant Warrant”) issued under this agreement are callable by us.

In July 2018, we entered into an amendment to a consulting agreement pursuant to which we issued (a) 30,000 shares of our common stock on July 3, 2018, and (b) a warrant on July 3, 2018 to purchase 90,000 shares of our common stock with an exercise price of $8.50 per share. The warrant (the “May 2017 Additional Consultant Warrant”) issued under the amendment ot the consulting agreement has a five (5) year term.

In July 2018, we entered into a consulting agreement with an executive search firm pursuant to which we issued a warrant on November 8, 2018 to purchase 7,917 shares of our common stock, with an exercise price of $5 per share. The warrant (the “November 2018 Consultant Warrant”) issued under the consultant agreement has a three (3) year term.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Form of June 2018 Consultant Warrant.	10-Q	001-38389	4.1	8/13/2018

4.2	Form of May 2017 Additional Consultant Warrant.	10-Q	001-38389	4.2	8/13/2018

4.3	Form of July 2018 Consultant Warrant.	10-Q	001-38389	4.3	8/13/2018

4.4	Form of November 2018 Consultant Warrant.					X
10.1†	Employment Agreement, effective October 1, 2018, between the Company and Timothy P. Moran.	8-K	001-38389	10.1	9/25/2018

10.2†	Amended and Restated Employment Agreement, effective September 24, 2018, between the Company and Mark Pomeranz.	8-K	001-38389	10.2	9/25/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.1	XBRL Instance Document.					X

101.2	XBRL Taxonomy Extension Schema Document.					X

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.4	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.5	XBRL Taxonomy Extension Label Linkbase Document.					X

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan.

**	Furnished, not filed.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Form of June 2018 Consultant Warrant.	10-Q	001-38389	4.1	8/13/2018

4.2	Form of May 2017 Additional Consultant Warrant.	10-Q	001-38389	4.2	8/13/2018

4.3	Form of July 2018 Consultant Warrant.	10-Q	001-38389	4.3	8/13/2018

4.4	Form of November 2018 Consultant Warrant.					X

10.1†	Employment Agreement, effective October 1, 2018, between the Company and Timothy P. Moran.	8-K	001-38389	10.1	9/25/2018

10.2†	Amended and Restated Employment Agreement, effective September 24, 2018, between the Company and Mark Pomeranz.	8-K	001-38389	10.2	9/25/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.1	XBRL Instance Document.					X

101.2	XBRL Taxonomy Extension Schema Document.					X

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.4	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.5	XBRL Taxonomy Extension Label Linkbase Document.					X

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan.

**	Furnished, not filed.

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Motus GI Holdings, Inc.

Date: November 13, 2018	By:	/s/ Timothy P. Moran
	Name:	Timothy P. Moran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)