Form 10-K
period 2018-12-31
Motus GI Holdings, Inc.
filed 2019-03-26
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(954) 541-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $72,750,742, based on the closing price of the registrant’s Common Stock on June 29, 2018.

The number of shares outstanding of the registrant’s Common Stock, par value of $0.0001 per share, as of March 21, 2019 was 21,450,877.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Motus GI Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2018

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

Overview

We have developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) and CE mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a Diagnostic Related Group (a “DRG”), comprising of approximately 1.5 million annual inpatient colonoscopy procedures in the U.S. and approximately 3.8 million annual inpatient colonoscopy procedures worldwide. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. To date, as part of our limited pilot launch in the U.S. market, we have focused on collecting additional clinical and health economic data, as exemplified by the recently initiated Reliable Endoscopic Diagnosis Utilizing Cleansing Enhancement Study (the “REDUCE Study”), along with garnering valuable experience in key hospitals on the use of the Pure-Vu System to support a planned full launch of the Pure-Vu System in the United States inpatient colonoscopy market in 2019. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts.

Market Overview

Colonoscopies are one of the most frequently performed medical procedures with over 15 million colonoscopies performed in the U.S. every year and close to 30 million worldwide. In the U.S., approximately 90% of the 15 million colonoscopies are performed as outpatient procedures (13.5 million) at an ambulatory endoscopy center, or AEC, and/or hospital outpatient departments, or HOPD, and 10% as inpatient procedures (1.5 million) in hospitals. The veteran population represents approximately 250,000 colonoscopies performed annually. Approximately 60% of colonoscopies are performed to detect and prevent colorectal cancer, or CRC, which is the second leading cause of cancer related deaths in the U.S. with approximately 140,000 new cases diagnosed and 50,000 deaths every year. Over the past few decades, CRC has been demonstrated to be one of the most preventable cancers through the use of colonoscopies. The remaining 40% of colonoscopies are performed to help diagnose and treat other gastrointestinal, or GI, conditions including irritable bowel syndrome, or IBS, inflammatory bowel disease, or IBD, anemia and lower GI bleeding.

Despite the pervasiveness and effectiveness of colonoscopy, a key ongoing clinical challenge of the procedure is that patients are required to undergo a potent pre-procedure bowel preparation regimen to try to ensure that the colon is fully cleansed to enable clear visualization of the tissue. The regimens can be highly disruptive and uncomfortable for many patients. In fact, approximately 57% of patients cite not wanting to take the bowel preparation as the number one deterrent for the procedure. Further, it has been widely reported that approximately 23% of outpatients, and approximately 45% of inpatients present with inadequately prepped colons, resulting in a number of colonoscopies that yield poor diagnostic accuracy or failed colonoscopies that must be repeated. It has also been widely reported that patients requiring frequent colonoscopies, such as CRC survivors and other surveillance patients, account for approximately 21% of the outpatient colonoscopies performed annually in the U.S., and that patients with lower GI bleeding or poorly prepared colons represent approximately 45% of inpatient colonoscopies performed annually in the U.S. Another key problem is that approximately 35% of eligible patients are not current with their CRC screening in the U.S. based on current guidelines.

Successful bowel preparation is one of the most important factors in delivering a thorough, high quality exam and is well documented to have a direct impact on the adenoma detection rate (ADR) (the rate of detecting pre-cancer anomalies in the colon tissue), which in turn predicts a decrease in CRC risk. The preparation regimen typically requires patients to be on a liquid diet for over 24 hours, drink up to four liters of a purgative, spend up to 12 hours prior to the exam periodically going to the bathroom to empty their bowels, and disrupting their daily activities, which could include missing work or other activities. The cleansing process is well known to be inconvenient and uncomfortable for many patients resulting in approximately twenty three percent (23%) of patients arriving for their colonoscopy inadequately cleansed. An inadequately prepared colon can impact the diagnostic accuracy of the procedure and can lead to procedures having to be repeated earlier than the medical guidelines advise or can lead to failed procedures especially in the inpatient setting. Rescheduling the procedure is inconvenient to the patient (and many patients fail to come for their follow-up), creates inefficiencies in the provider’s workflow, and increases the length of hospital stay for the inpatient, each of which results in increased healthcare costs.

Our Pure-Vu Solution

To address this unmet need, we have developed the Pure-Vu System, a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) and CE mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. We believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens.

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

The First Generation Pure-Vu System:

Pure-Vu Slim Sleeve

We have additionally received special 510(k) clearance from FDA for the Pure-Vu Slim Sleeve (the “Pure-Vu Slim Sleeve”), a compatible extension to the Pure-Vu System for slim colonoscopes. The Pure-Vu Slim Sleeve design allows the Pure-Vu System access to the full range of procedures in the colonoscopy market as we estimate, through consultation with colonoscope manufacturing companies, approximately 30% of procedures are performed with a slim colonoscope. The Pure-Vu Slim Sleeve has the same cleansing performance as the standard Pure-Vu System sleeve, and both versions work with the same Pure-Vu workstation control system. The Pure-Vu Slim Sleeve has been designed to be compatible with smaller diameter and more flexible slim colonoscopes with additional enhancements to our low friction lubricious coating technology to aid in navigation through the colon. The first successful clinical cases using the Pure-Vu Slim Sleeve were completed in October 2018.

Second Generation of Pure-Vu System

We expect to submit a Special 510(k) Notice to FDA in the first half of 2019 for the Second-Generation (“Gen 2”) of the Pure-Vu System. This premarket notification is a premarket submission used to review with FDA modifications to our devices that can be validated within our Quality Systems and which do not affect the device’s intended use or alter the device’s fundamental scientific technology.

The Gen 2 Pure-Vu System has been designed to improve the mobility and logistics in the setup of the system and will retain all the same functionality as the current generation of the Pure-Vu System in terms of how it cleanses the colon. The Gen 2 Pure-Vu System Workstation will have a reduced footprint and be mounted on a roll stand to allow nursing staff to easily move the Gen 2 Pure-Vu System to different procedure rooms or to the ICU as needed. The Gen 2 Pure-Vu System also has improvements that reduce the number of steps to set up the system and simplifies the loading process onto the colonoscope.

Inpatient Opportunity: improving efficiencies and shortening time to complete a successful colonoscopy

Inpatient colonoscopy is usually performed to diagnose the source of various gastrointestinal conditions such as lower GI bleeding or bowel pain. For an inpatient hospital stay, the Centers for Medicare and Medicaid Services, or CMS, uses a prospective payment system, or PPS, based upon DRG, to pay for hospital services with the goal of encouraging providers to minimize their costs. The DRG assignment is influenced by a combination of factors such as a patient’s sex, diagnosis at the time of discharge and procedures performed. Based on patient specific information, all hospital expenses for their care during an inpatient stay are packaged and assigned to one of over 500 MS-DRGs (“Medical Severity - Diagnostic Related Groups”). According to Decision Driver Analytics, a reimbursement consulting agency, when a colonoscopy is performed as the primary procedure (no other procedures or complicating diagnosis), DRGs 395, 394 or 393 would apply which pay between $3,861 (without complications or major comorbidities) and $9,421 (with major complications and comorbidities). The National Inpatient Sample (“NIS”) and other literature sources note that the cost for a standard hospital bed averages $2,298 and the cost for an intensive care unit (“ICU”) bed averages $6,546 per day in the U.S, so reducing the length of stay can save the hospital significant expense.

An inpatient colonoscopy is more problematic than an outpatient procedure due primarily to poorer quality bowel prep which can lead to lower rates of successful completion of the procedure and a higher frequency of repeat procedures. Inpatients are difficult to prep as exemplified by inadequate bowel prep rates. Published studies have found that the inpatient population experiences rates of insufficiently prepped colons at the time of colonoscopy as high as 55%. This has been shown to lead directly to significantly longer hospital stays and other additional costs due to the need for repeated preps, repeated colonoscopies and additional diagnostic procedures. This is exemplified in a recently published study from Northwestern University Hospital System which showed an average hospital stay extension of two days and cost increase of as much as $8,000 per patient as a result of challenges associated with bowel preparation. We believe the Pure-Vu System may improve outcomes and lower costs for hospitals by reducing the time to a successful colonoscopy, minimizing delayed and incomplete procedures, and improving the quality of an exam.

Pre-Clinical and Clinical Data & Safety

The Pure-Vu System has been studied in multiple clinical trials in patients receiving a reduced prep regime. The Pure-Vu System was used in two multi-center clinical studies in the EU and Israel, and most recently a single center study in the US. The first study involved 49 patients and was completed in the second quarter of 2016. The second study was completed in June 2017 and involved 46 patients. Patients in these studies had a restricted diet for 18-24 hours and received a split dose of 20mg of over-the-counter Dulcolax® (bisocodyl). Patients did not take any liquid purgative traditionally prescribed for bowel preparation. The clinical data showing performance of the Pure-Vu System in these studies using the BBPS, is shown below. The clinical results from the 2016 study were presented at United European Gastroenterology Week (“UEGW”) in October 2016. The clinical results from the 2017 study were presented at the UEGW in October 2017, showing similar results, as shown below. This study has recently been published in Endoscopy one of the top peer reviewed journals in the EU.

100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
98.0%
100.0%
31.0%
19.0%
Pure-Vu®
Multicenter Study 1
(N=49)
Pure-Vu®
Multicenter Study 2
(N=46)
Pre PV
Post PV

In a recent clinical study completed in the third quarter of 2018 performed in the United States, the Pure-Vu System demonstrated safe and effective colonic cleaning in the per protocol analysis of 46 patients receiving a reduced prep regimen. The study was initially designed to compare two different minimal bowel preparation regimens. Initially patients were randomized to receive one of two minimal bowel preparations: three doses of 17 gr. MiraLAX each mixed in 8.5 oz. of clear liquids or two doses of 7.5 oz. magnesium citrate (MgC) each taken with 19.5 oz. of clear liquid. A study amendment early on replaced the MiraLAX arm, due to obvious inferior Boston Bowel Preparation Scale (“BBPS”), a validated assessment instrument, scoring from the outset. The replacement arm consisted of two doses of 5 oz. MgC taken with 16 oz. of clear liquid. All patients were allowed to eat a low residue diet on the day prior and were asked to avoid seeds and nuts for five days prior to their procedure. Study objectives evaluated for each study arm included: (1) improvement of colon cleansing from presentation baseline to completion of the procedure (as assessed by the BBPS) through the use of the Pure-Vu System, (2) time required to reach the cecum, (3) total procedure time, and (4) safety. No significant differences were found between the three groups with regard to demographics or indication for colonoscopy. No serious adverse events related to the device were reported. The use of the Pure-Vu System enabled successful intraprocedural cleansing of the colon and ensured successful completion of all colonoscopies performed (100% success rate). Although there were only 46 patients in the study, there was a highly significant difference in the study population (p value <0.0001) between the baseline preparation and that seen post cleansing with the Pure-Vu System. The use of the Pure-Vu System added some time to the procedure, but the total procedure time was approximately 25 minutes in this study.

The clinical data showing performance of the Pure-Vu System in this study using the BBPS is shown below. The clinical results from the study were presented at the 2018 American College of Gastroenterology (“ACG”) Annual Meeting in October 2018.

REDUCE Study

On May 23, 2018, we announced the initiation of the Reliable Endoscopic Diagnosis Utilizing Cleansing Enhancement Study (the “REDUCE Study”). The REDUCE Study is a multi-center inpatient prospective trial designed to evaluate the Pure-Vu System’s ability to consistently and reliably cleanse the colon to facilitate a successful colonoscopy in a timely manner in patients who are indicated for a diagnostic colonoscopy. The study is designed to enroll up to 100 subjects in at least five hospital centers in the United States and Europe.

The primary endpoint of the study is to determine the Pure-Vu System’s rate of improved bowel cleansing level using the BBPS index for all segments examined. The per protocol planned interim analysis showed statistical significance in the first 45 patients on the primary endpoint of improvement in the BBPS for segments of the colon that were examined. Other key data being collected in the study includes the proportion of patients who receive a successful colonoscopy for the intended indication in the first attempt, which correlates to the quality of the exam as well as hospital length of stay and costs required for the episode of care. We expect to present REDUCE Study detailed results at upcoming GI conferences in 2019.

Additional Clinical Studies

We expect to initiate several Investigator Initiated Studies in 2019. This includes the EXPEDITE Study (the “EXPEDITE Study”) which is a planned feasibility study in hospitalized patients which will be designed to analyze the Pure-Vu System’s ability to minimize the preparation in order to shorten the time to a successful colonoscopy in the inpatient population. We are also working with key centers to generate clinical data on outpatient populations that have difficulty with the pre-procedural preparation to study the Pure-Vu System’s ability to allow these patients to have a successful exam. This data is expected to lay the ground work for future expansion into high need outpatient populations.

Intellectual Property

Our IP position comprises a highly innovative portfolio covering technologies rooted in systems and methods for cleaning body cavities with or without the use of an endoscope. Currently we have eight granted or allowed patents in the U.S., eight patents in Asia, six patents in the EU, which extended patent protection until at least 2035 in the U.S. In addition, we have 26 pending patent applications in various regions of the world with a focus on the U.S., EU and Japan. We have registered trademarks for Motus GI and for Pure-Vu in the US, EU and other international jurisdictions. We also have a pending trademark application in the US to MICRO-PREP.

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

Competition

We do not believe that there are currently any direct competitors in the market, nor any known competing medical device under development, using similar technology to our technology. Currently the major colonoscope manufacturers (i.e., Olympus, Pentax, Fuji) sell an irrigation pump that can pump fluid through the working channel of a colonoscope. Potentially competitive intra-procedural devices such as Cantel Medical’s Jet Prep, and another similar product in development Medjet Ltd.’s MedJet, go through the working channel of a scope and are used mostly for spot cleaning a small amount of debris and do not have the capability to fully clean the colon of large amounts of fecal matter. The Jet Prep and MedJet products also require the physician to remove it from the working channel during the procedure if they need to remove polyps or take a biopsy, impacting the workflow of the procedure. The competitive products mentioned are not currently reimbursed by private or government payors. There are over ten different preparation regimens used prior to colonoscopy today. Some are prescription medications and others are over-the-counter. Typically, the over-the-counter regimens are not indicated for colonoscopy prep but for issues of motility, such as constipation, but are still widely prescribed by physicians for colonoscopy prep. Depending on the insurance a patient has, the prescription prep may be covered in part but many of them require the patient to pay out-of-pocket.

The medical device and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have indirect competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Currently, the colonoscopy market is dominated by Olympus, who controls a majority of the market, with Pentax and FujiFilm taking most of the rest of the U.S. colonoscope market. Boston Scientific, Medtronic US Endoscopy, Cantel Medical and other smaller players sell ancillary devices and accessories into the marketplace as well. These established competitors may invest heavily to quickly discover and develop novel devices that could make our Pure-Vu System obsolete or uneconomical. There are also capsule endoscopy systems such as the PillCamTM from Medtronic and the Endocapsule 10 from Olympus. These systems, however, require at least the same level of prep as conventional colonoscopies, cannot remove polyps, and therefore, cannot be used to obtain biopsies to detect cancer, so may be less useful for colonoscopy as compared to visualization of the small bowel. Another visualization technique is the virtual colonoscopy, where a radiologist uses a CT scan to obtain 2D and 3D images of the colon. Virtual colonoscopies may require the same level of prep as conventional colonoscopies and if a polyp or abnormality is detected, the patient may still need to undergo a colonoscopy. Other screening tests for colon cancer specifically include fecal occult blood tests and DNA stool tests such as the Cologuard test from Exact Sciences. However, Cologuard is not a replacement for diagnostic colonoscopies or surveillance colonoscopies in high risk individuals and has a lower specificity than standard colonoscopies. While none of these testing alternatives may ever fully replace the colonoscopy, over time, they may take market share away from conventional colonoscopies for specific purposes and may lower the potential market opportunity for us.

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

We have received, and may receive in the future, grants from the Government of the State of Israel through the Israeli National Authority for Technological Innovation (the “IIA”) (formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry (the “OCS”)), for the financing of a portion of our research and development expenditures pursuant to the Israeli Law for the Encouragement of Research, Development and Technological Innovation in Industry 5744-1984 (the “Research Law”), and the regulations previously promulgated thereunder, as well as the IIA’s rules and benefit tracks which apply to companies receiving IIA funding (collectively, including the Research Law, the “IIA Regulations”).

As of December 31, 2018, we had received grants from the IIA in the aggregate amount of $1.332 million, and had a contingent obligation to the IIA up to an aggregate amount of approximately $1.383 million (assuming no increase, per the IIA Regulations, as described below). As of December 31, 2018, we paid a minimal amount to the IIA. We may apply for additional IIA grants in the future. However, as the funds available for IIA grants out of the annual budget of the State of Israel are subject to the pre-approval of the IIA and have been reduced in the past and may be further reduced in the future, we cannot predict whether we will be entitled to – or approved for – any future grants, or the amounts of any such grants (if approved).

In exchange for these grants, we are required to pay royalties to the IIA of 3% to 3.5% (which may be increased under certain circumstances) from our revenues generated (in any fashion) from know-how developed using IIA grants, up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

The IIA Regulations also require that certain amounts of products developed with IIA grants be manufactured in Israel and that certain technology developed thereunder may not be transferred outside of Israel (including by way of certain licenses), unless prior approval is received from the IIA, which we intend to apply for but may not be granted. Even if such approval is granted, the transfer outside of Israel of manufacturing which is connected with the IIA-funded knowhow may result in increased royalties (up to three times the aggregate amount of the IIA grants plus interest thereon), as well as in a higher royalty repayment rate. In addition, the transfer outside of Israel of IIA-funded knowhow may trigger additional payments to the IIA (up to six times the aggregate amount of the IIA grants plus interest thereon). Even following the full repayment of any IIA grants, we must nevertheless continue to comply with the requirements of the IIA Regulations. The foregoing restrictions and requirements for payment may impair our ability to transfer or sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any IIA-funded know-how outside of Israel.

Furthermore, companies that receive IIA funding are required to ensure that all rights in the IIA-backed product are retained by them. This means that all know-how which is derived from the research and development conducted pursuant to an IIA approved plan, and every right derived from it, must be owned by the recipient of the IIA funding from the date such know-how is generated. Companies that receive IIA funding are further subject to reporting requirements and other technical requirements, which are intended to allow the IIA to ensure that the IIA Regulations are being complied with.

If we fail to comply with any of the conditions and restrictions imposed by the IIA Regulations, or by the specific terms under which we received the grants, we may be required to refund any grants previously received together with interest and penalties, and, in certain circumstances, may be subject to criminal charges.

For additional information, see “Part I—Item 1A—Risk Factors—Risks Related to Our Operations in Israel.”

Manufacturing and Supply

We have established relationships with research facilities, contract manufacturing organizations, or CMO’s, and our collaborators to manufacture and supply our product for our limited pilot launch in the U.S. market and for commercialization. Currently, the workstation component of our Pure-Vu System is manufactured by Sanmina Corporation at their facilities in Israel and the loading fixture is made by the RMS Company in Minnesota. We may enter into formal supply agreements for the manufacture of the workstation component and loading fixture of our Pure-Vu System with Sanmina Corporation or RMS Company respectively, as we continue to establish higher volume capabilities and our commercialization efforts grow. The disposable portion of our Pure-Vu System is manufactured by Polyzen, Inc., at their facilities in North Carolina, U.S., pursuant to a supply agreement we entered into with Polyzen, Inc. in September 2017. A critical component supplier for the disposable manufactured by Polyzen, Inc. is EG Gilero. These manufacturing suppliers have extensive experience in medical devices and dealing with regulatory bodies. These suppliers have ISO 13485 approved quality systems. We have an agreement in place with a third party logistics provider in the U.S. who is ISO 13485 certified and specializes in medical devices and equipment. They will provide warehousing, shipping and back office support to meet our commercial needs.

For additional information, see “Part I—Item 1—Business—Research and Development” above, and “Part I—Item 1A—Risk Factors—Risks Related to Our Operations in Israel.”

U.S. Market Entry Strategy

We have been actively conducting a limited pilot launch in the U.S. market during 2018 and into the first quarter of 2019. Our evaluation cases have been performed, to date, at twenty centers showing cleansing capabilities similar to our clinical trial experience. This pilot phase is expected to continue to run until our planned full launch of the Pure-Vu System in the United States inpatient colonoscopy market in 2019 with the primary objectives of expanding our clinical evidence, developing a practice integration model and creating key reference centers in the hospital inpatient settings. In connection with our planned full launch of the Pure-Vu System in the United States inpatient colonoscopy market in 2019 we will initially focus on validating our clinical and economic value proposition within key US hospitals and integrated delivery networks (“IDN’s”). Our focus will be on building clinical champions amongst key Gastroenterologists, and other GI and nursing floor leadership and staff. Additionally, we will articulate the clinical and economic value of the Pure-Vu System technology to key members of hospital administration. After a pre-defined product evaluation period, we will work within the Value Analysis Committee approval process, currently utilized within most U.S. hospitals and IDN’s. We will support our customers with robust training on the effective use of our Pure-Vu System technology through our training and in-servicing programs.

We are working with a third party logistics provider specializing in medical devices to provide front and back office support to successfully fulfill customer orders. Additionally our commercial organization has implemented a robust customer relationship management tool to track account progress and help provide accurate forecasting for operations. We anticipate the sales cycle to be in the range of six to twelve months. During our limited pilot launch in the U.S. market, we have continued to refine our commercialization strategy and tactics prior to our planned full launch of the Pure-Vu System in the United States inpatient colonoscopy market in 2019. Our planned full launch of the Pure-Vu System in the United States inpatient colonoscopy market will focus on launching Gen 2 of the Pure-Vu System platform (see Part I—Item 1—Business—Second Generation of Pure-Vu System), growing the top line revenues and scaling the commercial organization. We expect to develop strategic relationships to pursue OUS marketing opportunities and to initiate sales in the EU, Japan, China and other Asian markets in the future.

Market Expansion Opportunities

Our resources are currently focused on the planned full launch of the Pure-Vu System in the United States inpatient colonoscopy market in 2019. However, we have identified two follow-on market expansion opportunities we may explore in the future. These include the inpatient upper gastrointestinal bleed (“Upper GI”) endoscopy market and the outpatient high need colonoscopy market. In the Upper GI bleed endoscopy market, we believe the Pure-Vu System has the potential to be used during endoscopy procedures to remove clots and debris to provide a clear field of view for the endoscopist. Separately, the outpatient high need colonoscopy market presents a large potential commercial market opportunity for the Pure-Vu System, as close to 26 million outpatient colonoscopy procedures are performed worldwide. Based on published literature in several peer reviewed journals from 2010 to 2015 and surveys of physicians conducted in 2015, approximately 23% of such colonoscopy patients can have an inadequate preparation, which may lead to repeat procedures earlier than the medical guidelines suggest. We believe use of the Pure-Vu System has the potential to reduce the need for such repeat procedures if used in the outpatient high need colonoscopy market. Additionally, if we choose to explore either market, we may be able to leverage our existing hospital and doctor relationships developed through our inpatient colonoscopy sales force to facilitate such expansion.

Employees

As of December 31, 2018, we had 44 full time employees. All of our employees are engaged in administration, finance, clinical, research and development, engineering, regulatory or sales and marketing functions. We believe our relations with our employees are good. We anticipate that the number of employees will grow as we scale our commercial capabilities. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

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

Israeli law generally requires the payment of severance compensation by employers upon the retirement, death or dismissal of an employee. We fund our ongoing Israeli severance obligations by making monthly payments to insurance policies. All of our current employees in Israel have agreed that, upon termination of their employment, they will be entitled to receive only the amounts accrued in the insurance policies with respect to severance pay.

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

We are subject to either announced or unannounced device inspections by the FDA, as well as other regulatory agencies overseeing the implementation of and compliance with applicable state public health regulations. These inspections may include our suppliers’ facilities.

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The European Union/European Economic Area (the “EU/EEA”), requires a CE conformity mark, or CE Mark, in order to market medical devices. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE or FDA clearance or approval, although others, such as Brazil, Canada and Japan require separate regulatory filings.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the Department of Health and Human Services, the Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of medical device products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of medical device products.

Third-Party Payor Coverage and Reimbursement

Our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently reimbursable through private or governmental third-party payors in any country. Significant uncertainty exists as to whether coverage and reimbursement of the Pure-Vu System will develop; but we intend to seek reimbursement through private or governmental third-party payors in the future. In both the United States and foreign markets, our ability to commercialize the Pure-Vu System successfully, and to attract commercialization partners for the Pure-Vu System, depends in part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by the CMS, through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured, and it is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations or other guidelines that govern its individual program. Each payor, whether governmental or private, has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of the Pure-Vu System will depend, in part, upon the extent of coverage and adequate reimbursement for such product and for the procedures in which such product is used. Prices at which we or our customers seek reimbursement for the Pure-Vu System can be subject to challenge, reduction or denial by the government and other payors.

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

In addition, in some foreign countries, the proposed pricing for a medical device must be approved before it may be lawfully marketed. The requirements governing medical device pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medical devices for which their national health insurance systems provide reimbursement and to control the prices of medical devices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our medical devices to other available therapies in order to obtain or maintain reimbursement or pricing approval. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be priced significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our medical devices is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our medical devices in those countries would be negatively affected.

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians, and third party payors will play a primary role in the recommendation and use of any products for which we obtain marketing approval. Our future arrangements with third party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any device for which we obtain marketing approval. In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the CMS, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. The applicable laws and regulations include the federal health care program Anti-Kickback Statute, the federal Civil False Claims Act, and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).

●	The federal health care programs Anti-Kickback Statute (“AKS”) makes it illegal for any person, including a device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, or order of a particular device, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

●	The Federal Civil False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,463 and $22,927 (adjusted annually for inflation) for each separate false claim and the potential for exclusion from participation in federal healthcare programs. Conduct that violates the False Claims Act also may implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute also are deemed false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

●	HIPAA which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, also imposes certain obligations, including contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information.

●	HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA privacy and security rules and seek attorneys’ fees and costs associated with pursuing federal civil actions.

●	The Federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, which requires that certain manufacturers of devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

●	Analogous state and foreign fraud and abuse laws and regulations, such as anti-kickback and false claims laws, which may apply to sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts. Such laws are generally broad and are enforced by various state agencies and private actions.

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

EU Member States and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation (GDPR) which became applicable on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical investigations and safety reporting.

Switzerland has adopted similar restrictions. These obligations and restrictions concern, in particular, the consent of the individuals to whom the personal data relate, the information provided to the individuals, the transfer of personal data out of the EEA or Switzerland, security breach notifications, security and confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations.

Data protection authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EU. When processing personal data of subjects in the EU, we must comply with the applicable data protection laws. In particular, when we rely on third party services providers processing personal data of subjects in the EU we must enter into suitable agreements with these providers and receive sufficient guarantees that the providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations.

Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the US, a decision of the European Court of Justice in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on the safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the US. On February 29, 2016, however, the European Commission announced an agreement with the United States Department of Commerce (DOC) to replace the invalidated Safe Harbor framework with a new EU-US “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. US companies have been able to certify to the US Department of Commerce their compliance with the privacy principles of the Privacy Shield since August 1, 2016.

On September 16, 2016, an Irish privacy advocacy group brought an action for annulment of the EC decision on the adequacy of the Privacy Shield before the European Court of Justice (Case T-670/16). In October 2016, a further action for annulment was brought by three French digital rights advocacy groups (Case T-738/16). Case T-670/16 was declared inadmissible. Case T-738/16 is still pending before the European Court of Justice. The United States was admitted as an intervener in the action on September 4, 2018. If the European Court of Justice invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to support transfer of personal data from the EU to entities in the US. Adherence to the Privacy Shield is not, however, mandatory. US-based companies are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the GDPR. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results.

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

With the current Administration and Congress, there may be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the Affordable Care Act, which may impact reimbursement for medical devices. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress has attempted several times to repeal and replace the Affordable Care Act, yet to date no complete repeal has occurred. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act Numerous insurers have filed suits to obtain unpaid cost-sharing subsidy payments. In several of the cases, district courts have held that insurers are entitled to unpaid subsidies but litigation and appeals are ongoing. Litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results.

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

Our business activities outside of the U.S. are also subject to anti-bribery or anti-corruption laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct or rules of other countries in which we operate, including the U.K. Bribery Act of 2010.

Interactions between medical devices manufacturers and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct developed at both EU level and in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited in the EU. Breach of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States also must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, their competent professional organization, and/or the competent authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Post-Marketing Regulations

Following clearance or approval of a new product, a company and the product are subject to continuing regulation by the FDA and other foreign, federal and state regulatory authorities, including, among other things, monitoring and recordkeeping activities, reporting to applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting for uses or in patient populations not described in the product’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the FDA and other regulators or subject of review by a notified body in the EU, which may or may not be received or may result in a lengthy review process.

Initial Public Offering

On February 16, 2018, we completed our initial public offering of 3,500,000 shares of our Common Stock, par value $0.0001 per share (the “Common Stock”), at a public offering price of $5.00 per share, with gross proceeds of $17.5 million (the “IPO”). Simultaneously with the closing of our IPO, all 1,581,128 previously outstanding shares of our convertible preferred stock, par value $0.0001 (the “Series A Convertible Preferred Stock”), were converted, on a one-to-one basis, into an aggregate of 1,581,128 shares of our Common Stock. No shares of our Series A Convertible Preferred Stock remain outstanding as a result of such conversion. Additionally, at the closing of our IPO, we issued warrants to certain of our former Series A Convertible Preferred Stock holders, pursuant to an amendment to our registration rights agreement (the “Registration Rights Agreement”) entered into with the investors in the private placement offering of units we conducted from December 2016 to February 2017 (the “2017 Private Placement”) and an amendment to our Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) to purchase 1,095,682 shares of our Common Stock (the “Ten Percent Warrants”). The Ten Percent Warrants are exercisable for our Common Stock at an exercise price of $5.00. The Ten Percent Warrants are currently exercisable, have a five year term, and provide for cashless exercise. Certain related parties received Ten Percent Warrants, see “Part III—Item 13—Certain Relationships and Related Transactions, and Director Independence—Ten Percent Warrants – Related Party Participation.” Certain related parties purchased shares of our Common Stock in our IPO, see “Part III—Item 13—Certain Relationships and Related Transactions, and Director Independence—Participation in Initial Public Offering.”

On March 12, 2018, we completed the sale of an additional 56,000 shares of our Common Stock at a price of $5.00 per share, pursuant to a partial exercise of the underwriters 30-day option to purchase up to an additional 525,000 shares of our Common Stock in connection with the IPO (the “Partial IPO Over-Allotment Exercise”), with gross proceeds of $280,000.

Follow On Public Offering

On December 24, 2018, we completed a follow on public offering of 5,750,000 shares of our Common Stock at a public offering price of $2.70 per share (the “Follow On Offering”), inclusive of 750,000 shares issued pursuant to the full exercise of the underwriters option to purchase up to an additional 750,000 shares of our Common Stock in connection with the offering. Gross proceeds from the Follow On Offering were approximately $15.5 million. Certain related parties purchased shares of our Common Stock in our Follow On Offering, see “Part III—Item 13—Certain Relationships and Related Transactions, and Director Independence—Participation in Follow On Offering.”

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

Our principal executive offices are located at 1301 East Broward Boulevard, 3rd Floor, Ft. Lauderdale, FL 33301. Our phone number is (954) 541-8000 and our web address is www.motusgi.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

We make available free of charge on or through the Investor Relations link on our website, www.motusgi.com, access to press releases and investor presentations, as well as all materials that we file electronically with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing such materials with the SEC. The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

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

Our financial statements as of December 31, 2018 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2018 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. We cannot assure you, however, that we will be able to achieve any of the foregoing.

We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We expect to incur substantial expenses without corresponding revenues unless and until we expand our commercialization efforts. To date, as part of our limited pilot launch in the U.S. market, we have generated limited revenue from our Pure-Vu System, but we do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts, which is subject to significant uncertainty. We expect to incur significant marketing expenses in the United States, Europe and elsewhere, and there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net loss for the years ended December 31, 2018 and December 31, 2017 was approximately $22.3 million and $13.2 million, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $61.4 million.

Our cash, cash equivalents or short-term investments will only fund our operations for a limited time and we will need to raise additional capital to support our development and commercialization efforts.

We are currently operating at a loss and expect our operating costs will increase significantly as we incur costs associated with commercialization activities related to our Pure-Vu System. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in their report on our financial statements. At December 31, 2018, we had a cash and cash equivalents, and short-term investments balance of approximately $21.1 million. Based on our current business plan, we believe our cash, cash equivalents and short-term investments balance as of December 31, 2018, will be sufficient to meet our anticipated cash requirements through the fourth quarter of 2019.

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

Effective on December 1, 2016, Motus G.I. Medical Technologies LTD, and the holders of all issued and outstanding shares of capital stock of Motus G.I. Medical Technologies LTD (the “LTD Stockholders”), entered into a share exchange agreement (the “Share Exchange Agreement”) with us. Pursuant to the terms of the Share Exchange Agreement, as a condition of and contemporaneously with the initial closing (the “Initial Closing”) of the 2017 Private Placement, the LTD Stockholders sold to us, and we acquired, all of the issued and outstanding shares of capital stock of Motus G.I. Medical Technologies LTD (the “Share Exchange Transaction”) and Motus G.I. Medical Technologies LTD became our direct wholly-owned subsidiary As a result of the Share Exchange Transaction, our ability to utilize our federal net operating loss, carryforwards and federal tax credit may be limited under Sections 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically three years). In addition, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Section 382 limitations. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the statute originally named the “Tax Cuts and Jobs Act” (the “2017 Tax Act”) which enacts a broad range of changes to the Code. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States including, but not limited to, the imposition of a one-time tax on accumulated post-1986 deferred foreign income that has not previously been subject to tax, and modifications to the treatment of certain intercompany transactions. As of December 31, 2018, we have completed our accounting for the tax effects of the 2017 Tax Act. We have revalued our net deferred tax assets and liabilities at the newly enacted U.S. corporate tax rate, resulting in a write-down of our gross deferred tax assets of approximately $0.4 million as of December 31, 2017. We continue to examine the impact this tax legislation, as well as any additional regulatory guidance that may be issued, may have on our business. The impact of this tax legislation on holders of our Common Stock is uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our Common Stock.

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

To be able to market and sell our Pure-Vu System in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Many non-European markets, including major markets in South America and Asia Pacific, have allowed for expedited regulatory review and approval based on an existing CE Mark. We have affixed a CE Mark to our Pure-Vu System in the EU in February 2018, and intend to target countries with a regulatory approval process with similar requirements to CE Mark. However, obtaining and maintaining foreign regulatory approvals are complex and expensive and subject to delays, and management cannot be certain that we will receive and be able to maintain regulatory approvals in any foreign country in which we plan to market our Pure-Vu System or in the time frame in which we expect.

Modifications to our product may require new 510(k) clearance or may require us to cease marketing or recall the modified products until approvals are obtained.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or possibly premarket approval. Changes that do not rise to this level of significance, including certain manufacturing changes, may be made without FDA clearance upon documentation in the manufacturer’s files of the determination of the significance of the change. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with the manufacturer’s determination. If the FDA disagrees with any determination that we may make in the future and requires us to seek new 510(k) clearance for modifications to any previously approved or cleared products for which we have concluded that new approvals are unnecessary, we may be required to cease marketing or distribution of our products or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In the future we may seek to expand the indication for which the Pure-Vu System is cleared or approved to allow us to actively promote the product and a less-prep regimen to patients. This would require us to perform one or more clinical trials to facilitate the approval of such expanded labeling, however, if such trials are unsuccessful or the FDA denies our expanded labeling, our revenues may be adversely affected.

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

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving our product also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results. Similar strict regulatory requirements concerning safety reporting and post-market surveillance obligations apply in the EU.

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

We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals. In addition, in October 2014, the FDA issued guidance intended to assist the FDA and industry in distinguishing medical device recalls from product enhancements. Per the guidance, if any change or group of changes to a device addresses a violation of the Federal Food, Drug and Cosmetic Act (the “FDCA”), that change would generally constitute a medical device recall and require submission of a recall report to the FDA. Similar strict regulatory requirements concerning medical device recall and related reporting obligations apply in the EU.

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

Our promotional materials and training methods for our Pure-Vu System must comply with FDA and other foreign applicable laws and regulations, including the prohibition of the promotion of the “off-label” use of our Pure-Vu System, including by using our Pure-Vu System in a way not approved by the FDA or not consistent with the intended purpose for which Pure-Vu System is CE marked in the EU. The Pure-Vu System is currently indicated to connect to standard colonoscopes to facilitate intra-procedural cleaning of a poorly prepared colon by irrigating or cleaning the colon and evacuating the irrigated fluid, feces and other bodily fluids and matter. We do not currently promote a particular prep regimen as this is left up to the discretion of the physician since our current indication does not reference any preparation protocol. Healthcare providers may use our products off-label, as the FDA or the competent authorities in the EU Member States do not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA or a competent authority in an EU Member State determines that our promotional materials, training or marketing efforts constitute promotion of an off-label use, it could request that we modify our training or promotional materials or marketing efforts or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties. Although we do not intend to engage in any activities that may be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged, directly or indirectly, in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.

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

Our Pure-Vu System, inclusive of the Pure-Vu Slim Sleeve and Gen 2, is currently our sole product and we are completely dependent on the success of this product. We may fail to successfully commercialize our product. Successfully commercializing medical devices such as ours is a complex and uncertain process, dependent on the efforts of management, distributors, outside consultants, physicians and general economic conditions, among other factors. Any factors that adversely impact the commercialization of our Pure-Vu System, including, but not limited to, competition or acceptance in the marketplace, will have a negative impact on our business, results of operations and financial condition. We cannot assure you that we will be successful in developing or commercializing any potential enhancements to our Pure-Vu System or any other products. Our inability to successfully commercialize our Pure-Vu System and/or successfully develop and commercialize additional products or any enhancements to our Pure-Vu System which we may develop would have a material adverse effect on our business, results of operations and financial condition.

We are a medical technology company with a limited operating history.

We are a medical technology company with a limited operating history. We received clearance from the FDA, and CE Mark approval in Europe, for our Pure-Vu System and are preparing for a planned full launch of the Pure-Vu System in the United States inpatient colonoscopy market in 2019. We expect that sales of our Pure-Vu System will account for substantially all of our revenue for the foreseeable future. However, we have limited experience in selling our products and we may be unable to successfully commercialize our Pure-Vu System for a number of reasons, including:

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

Our Pure-Vu System is currently believed to have the same side effects as a standard colonoscopy, such as inducing trauma to the colon’s mucosa or, in rare cases, perforation of the colon. With more extensive use, the Pure-Vu System may be found to cause additional undesirable and unintended side effects or show a higher rate of side effects than a standard colonoscopy that may prevent or limit its commercial adoption and use. Even upon receiving clearance from the FDA and other regulatory authorities, our products may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. The manifestation of such side effects could cause our business to suffer.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture our Pure-Vu System, as well as the other related device components for high volume commercial purposes. We do have capability to produce limited units for use in our clinical trials, if required. As a result, we are obligated to rely on contract manufacturers for the commercial supply of our product. We currently rely on several manufacturing partners, however we anticipate engaging additional manufacturers for the production of the components of our Pure-Vu System as we expand our commercialization efforts.

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

We have received, and may receive in the future, grants from the Government of the State of Israel through the IIA for the financing of a portion of our research and development expenditures pursuant to the IIA Regulations.

The terms of the IIA Regulations also require that products developed with IIA grants be manufactured in Israel at a rate (scope) which will not be less than the rate of manufacturing and added value in Israel that were included in the grant application submitted to the IIA. Furthermore, the IIA Regulations additionally require that the knowhow resulting from research and development according to an IIA-approved plan, not being the product developed within the framework of such approved plan, and any right deriving therefrom may not be transferred outside of Israel (including by way of certain licenses), unless prior approval is received from the IIA, which we intend to apply for but may not be granted. Even if such approval is granted, the transfer outside of Israel of manufacturing which is connected with the IIA-funded know-how may result in increased royalties (up to three times the aggregate amount of the IIA grants plus interest thereon), as well as in a higher royalty repayment rate. In addition, the transfer outside of Israel of IIA-funded know-how may trigger additional payments to the IIA (up to six times the aggregate amount of the IIA grants plus interest thereon). Even following the full repayment of any IIA grants, we must nevertheless continue to comply with the requirements of the IIA Regulations. The foregoing restrictions and requirements for payment may impair our ability to transfer or sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any IIA-funded product or technology outside of Israel.

Furthermore, companies that receive IIA funding are required to ensure that all rights in the IIA-backed product are retained by them. This means that all knowhow which is derived from the research and development conducted pursuant to an IIA approved plan, and every right derived from it, must be owned by the recipient of the IIA funding from the date such knowhow is generated. Companies that receive IIA funding are further subject to reporting requirements and other technical requirements, which are intended to allow the IIA to ensure that the IIA Regulations are being complied with.

If we fail to comply with any of the conditions and restrictions imposed by the IIA Regulations, or by the specific terms under which we received the grants, we may be required to refund any grants previously received together with interest and penalties, and, in certain circumstances, may be subject to criminal charges.

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

As of December 31, 2018, we had 44 full time employees. As our marketing and commercialization plans and strategies develop, we will need to expand the size of our employee and consultant base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize the Pure-Vu System and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

We depend on key members of our management team. The loss of the services of Tim Moran, our Chief Executive Officer, Mark Pomeranz, our President and Chief Operating Officer, Andrew Taylor, our Chief Financial Officer or any member of our senior management team, could harm our ability to execute our commercial strategy for our Pure-Vu System and the strategic objectives for our company. We entered into employment agreements with our Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, but these agreements are terminable by the employees on short or no notice at any time without or with limited penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

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

The U.S. dollar is our functional and reporting currency. However, a portion of our operating expenses, including personnel and facilities related expenses, are incurred in NIS. As a result, we are exposed to the risks that the NIS may appreciate relative to the U.S. dollar, or, if the NIS instead devalues relative to the U.S. dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. Given our general lack of currency hedging arrangements to protect us from fluctuations in the exchange rates of the NIS and other foreign currencies in relation to the U.S. dollar (and/or from inflation of such foreign currencies), we may be exposed to material adverse effects from such movements. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the U.S. dollar.

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

Our officers, directors, entities controlled by our officers and directors, and principal stockholders who beneficially own more than 5% of our Common Stock, in the aggregate, beneficially own shares representing approximately 62.72% of our outstanding capital stock as of March 1, 2019. As a result, such entities and individuals have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our company.

Our quarterly operating results may be subject to significant fluctuations.

To date, as part of our limited pilot launch in the U.S. market, we have generated limited revenue from our Pure-Vu System, but we do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts, which is subject to significant uncertainty, and accordingly we may experience significant fluctuations in our quarterly operating results in the future. The rate of market acceptance of our Pure-Vu System could contribute to this quarterly variability. Our limited operating history complicates our ability to project quarterly revenue and any future revenue generated from sales of our Pure-Vu System may fluctuate from time to time. In addition, our expense levels are based, in part, on expectation of future revenue levels. A shortfall in expected revenue, if any, could, therefore, result in a disproportionate decrease in our net income. As a result, our quarterly operating results may be subject to significant fluctuations.

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

Pursuant to the terms of the Royalty Payment Rights Certificates (as defined in “Part III—Item 13—Certain Relationships and Related Transactions, and Director Independence— Royalty Payment Rights Certificates - Related Party Participation”) which were issued in connection with the conversion of all of our outstanding shares of Series A Convertible Preferred Stock upon the consummation of our IPO, we may be required to make certain royalty payments. After we generate sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, in excess of $20 million since our inception, then we will be required to pay to the holders of our Royalty Payment Rights Certificates a royalty equal to (i) three percent (3%) of our net sales, if any, in any calendar year, not in excess of $30 million per year. Additionally, after we receive any proceeds from the licensing of the current and potential future versions of the Pure-Vu System in excess of $3.5 million since our inception, then we will be required to pay to the holders of the Royalty Payment Rights Certificates a royalty equal to 5% of our licensing proceeds, if any, in any calendar year, not in excess of $30 million per year. The royalties will be payable up to the later of (i) the latest expiration date for our current patents (which is currently November 2034), or (ii) the latest expiration date of any pending patents as of the date of the initial closing of the 2017 Private Placement that may be issued in the future.

Pursuant to the terms of our Placement Agent Royalty Payment Rights Certificates issued in connection with the 2017 Private Placement, we will be required to pay the holders of the Placement Agent Royalty Payment Rights Certificates, in the aggregate, 10% of the amount of payments paid to the holders of the Royalty Payment Rights Certificates.

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

Proper systems of internal controls over financial accounting and disclosure controls and procedures are critical to the operation of a public company. As we have a limited operating history, we only have 5 employees, and 5 contractors in our finance and accounting functions, which may result in a lack of segregation of duties and are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

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

In connection with the review of our third quarter 2018 financial statements and the audit of our annual consolidated financial statements, we identified a material weakness in our internal control over financial reporting related to the accounting for non-routine complex transactions. Management did not appropriately identify the proper accounting treatment related to contingent payments and stock awards owed to a non-employee. Management has begun remediation by engaging a third party firm with technical accounting specialists to review the accounting for non-routine complex transactions on a prospective basis.

In light of the material weakness, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our CEO and CFO have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-K.

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

We may have additional material weaknesses in our internal control over financial reporting. In addition, because of our status as an emerging growth company, our independent registered public accountants are not required to provide an attestation report as to our internal control over financial reporting for the foreseeable future.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as, if applicable, a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage (as we expect to do) of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” for up to five years from the date of our initial public offering in February 2018, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30th before that time, we would cease to be an “emerging growth company” as of the following December 31st. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in our internal control over financial reporting in the future.

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

Our certificate of incorporation, as amended, allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

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

Risks Related to Our Operations in Israel

Our research and development facilities and some of our suppliers are located in Israel and, therefore, our business, financial condition and results of operation may be adversely affected by political, economic and military instability in Israel.

Our research and development facilities are located in northern Israel. In addition, most of our employees are residents of Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the State of Israel was established in 1948, the State of Israel and its economy has experienced significant growth and expansion, coupled with an increase in the standard of living, and has developed one of the most advanced high-tech industries in the world. However, it continues to face many geo-political and other challenges that may affect companies located in Israel, such as ours. For example, a number of armed conflicts have occurred between Israel and its Arab neighbors. Although Israel has entered into various peace agreements with Egypt and Jordan as well as comprehensive agreements with the Palestinian Authority, there continues to be unrest and terrorist activity in Israel with varying levels of severity, as well as ongoing hostilities and armed conflicts between Israel and the Palestinian Authority and other groups in the West Bank and Gaza Strip, recent unrest was due to the United States’ relocation of its embassy from Tel Aviv to Jerusalem. The effects of these hostilities and violence on the Israeli economy and our operations are unclear, and we cannot predict the effect on us of a further increase in these hostilities or any future armed conflict, political instability or violence in the region. We could be harmed by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, boycotts or a significant downturn in the economic or financial condition of Israel. The impact of Israel’s relations with its Arab neighbors in general, or on our operations in the region in particular, remains uncertain. The establishment of new fundamentalist Islamic regimes or governments more hostile to Israel could have serious consequences for the stability in the region, place additional political, economic and military confines upon Israel, materially adversely affect our operations and limit our ability to sell our products to countries in the region.

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

We have received, and may receive in the future, grants from the IIA for the financing of a portion of our research and development expenditures pursuant to the IIA Regulations.

As of December 31, 2018, we had received grants from the IIA in the aggregate amount of $1.332 million, and had a contingent obligation to the IIA up to an aggregate amount of approximately $1.383 million (assuming no increase, per the IIA Regulations, as described below). As of December 31, 2018, we paid a minimal amount to the IIA. We may apply for additional IIA grants in the future. However, as the funds available for IIA grants out of the annual budget of the State of Israel are subject to the pre-approval of the IIA and have been reduced in the past and may be further reduced in the future, we cannot predict whether we will be entitled to – or approved for – any future grants, or the amounts of any such grants (if approved).

In exchange for these grants, we are required to pay royalties to the IIA of 3% to 3.5% (which may be increased under certain circumstances) from our revenues generated (in any fashion) from knowhow developed using IIA grants, up to an aggregate of 100% of all such grants (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

The IIA Regulations also require that certain amounts of products developed with IIA grants be manufactured in Israel and that certain technology developed thereunder may not be transferred outside of Israel (including by way of certain licenses), unless prior approval is received from the IIA, which we intend to apply for but may not be granted. Even if such approval is granted, the transfer outside of Israel of manufacturing which is connected with the IIA-funded know-how may result in increased royalties (up to three times the aggregate amount of the IIA grants plus interest thereon), as well as in a higher royalty repayment rate. In addition, the transfer outside of Israel of IIA-funded know-how may trigger additional payments to the IIA (up to six times the aggregate amount of the IIA grants plus interest thereon). Even following the full repayment of any IIA grants, we must nevertheless continue to comply with the requirements of the IIA Regulations. The foregoing restrictions and requirements for payment may impair our ability to transfer or sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any IIA-funded know-how outside of Israel.

Furthermore, companies that receive IIA funding are required to ensure that all rights in the IIA-backed product are retained by them. This means that all know-how which is derived from the research and development conducted pursuant to an IIA approved plan, and every right derived from it, must be owned by the recipient of the IIA funding from the date such know-how is generated. Companies that receive IIA funding are further subject to reporting requirements and other technical requirements, which are intended to allow the IIA to ensure that the IIA Regulations are being complied with.

If we fail to comply with any of the conditions and restrictions imposed by the IIA Regulations, or by the specific terms under which we received the grants, we may be required to refund any grants previously received together with interest and penalties, and, in certain circumstances, may be subject to criminal charges.

It may be difficult to enforce a judgment of a U.S. court against us in Israel or the United States to assert U.S. securities laws claims in Israel or to serve process on these experts.

Motus GI Medical Technologies Ltd., our wholly owned subsidiary, is incorporated in Israel. Our Israeli experts reside in Israel, and substantially all of our technology and intellectual property assets are located in Israel. Therefore, a judgment obtained against us, or any of such persons may not be collectible in the United States and may not be enforced by an Israeli court. It also may be difficult for you to effect service of process on such persons in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws on the grounds that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure would also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court.

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

We currently rent 7,836 square feet of space in Tirat Carmel, Israel. This facility is used for office space as well as laboratories for product development. We entered the lease on January 1, 2015, and the lease is for a period of five-years. Annual rent is $82 thousand per year.

On April 13, 2017, we entered into a lease for a facility in Fort Lauderdale, Florida, which we began occupying in October 2017. On December 20, 2017, we entered into a lease amendment upon remeasurement of the lease space. The facility currently consists of 4,554 square feet, which will increase to 6,496 square feet by the second year of the lease. The term will run for seven years and two months from September 2017. Annual base rent was amended to $159 thousand per year, subject to annual increases of 2.75%. This facility will be used for office space as well as laboratories for both quality assurance and product development.

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

Holders of Record

As of March 21, 2019, we had approximately 164 holders of record of our Common Stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Overview

We have developed the Pure-Vu System, a medical device that has received 510(k) clearance from the FDA and CE mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a DRG, comprising of approximately 1.5 million annual inpatient colonoscopy procedures in the U.S. and approximately 3.8 million annual inpatient colonoscopy procedures worldwide. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. To date, as part of our limited pilot launch in the U.S. market, we have focused on collecting additional clinical and health economic data, as exemplified by the recently initiated REDUCE Study, along with garnering valuable experience in key hospitals on the use of the Pure-Vu System to support a planned full launch of the Pure-Vu System in the United States inpatient colonoscopy market in 2019. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts.

Financial Operations Overview

We are a development stage company and have not generated any significant revenues from the sale of products. We have never been profitable and our accumulated deficit as of December 31, 2018 was approximately $61.4 million. Our net loss for the years ended December 31, 2018 and 2017 was approximately $22.3 million and $13.2 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to commercialize and market the Pure-Vu System. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	Initiate our planned full launch of the Pure-Vu System in the United States inpatient colonoscopy market in 2019;
●	contract with third parties to scale up the manufacture of the workstation and the disposable portion of Pure-Vu System;
●	develop a second generation system to improve user interface, optimize ease of use and reduce the cost structure;
●	raise sufficient funds in the capital market to effectuate our business plan, including commercialization activities related to our Pure-Vu System and our research and development activities, including clinical and regulatory development and the continued development and enhancement of our Pure-Vu System; and
●	operate as a public company.

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

Revenue

To date, as part of our limited launch, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Research and Development

We incurred expenses of approximately $6.0 million and $4.3 million, respectively, during the years ended December 31, 2018 and 2017 for research and development activities. These expenses include cash and non-cash expenses relating to the advancement of our development and clinical programs for the Pure-Vu System. We have research and development capabilities in electrical and mechanical engineering with laboratories in our facility in Israel for development and prototyping, and electronics design and testing. We also use consultants and third-party design houses to complement our internal capabilities.

Sales and Marketing

We incurred expenses of approximately $4.3 million and $2.4 million, respectively, during the years ended December 31, 2018 and 2017 for sales and marketing activities. These expenses include cash and non-cash expenses relating to the development of our sales and marketing infrastructure for the Pure-Vu System. We have hired limited sales and marketing personnel in the U.S. as part of our limited pilot launch in the U.S. market to develop our policies and procedures, as well as to spearhead the pilot phase of our market penetration.

General and Administrative Expenses

We incurred expenses of approximately $8.5 million and $6.3 million, respectively, during the years ended December 31, 2018 and 2017 for general and administrative activities. General and administrative expenses consist primarily of payroll and professional services, which include accounting, legal services, investor relations services, and expenses associated with obtaining and maintaining patents. We anticipate that our general and administrative expenses will increase significantly during 2019 and in the future as we increase our headcount and other activities to support continued development and commercialization of our Pure-Vu System. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations and communication costs associated with being a public company. Additionally, commencing in 2017, we began to compensate our outside directors.

Stock-Based Compensation

Stock options are granted with an exercise price at no less than fair market value at the date of the grant. The stock options normally expire ten years from the date of grant. Stock option awards vest upon terms determined by our board of directors.

We recognize compensation costs resulting from the issuance of stock-based awards to employees, members of our Board of directors and non-employees. The fair value of each option or warrant grant was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model or other appropriate option pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Due to our limited operating history and limited volume of sales of our Common Stock, we estimated our volatility in consideration of a number of factors, including the volatility of comparable public companies. The expected term of options granted to employees under our stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 36 months). The expected term of options granted under the 2016 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of the 5.8 years. For non-employee awards, the expected term is the contractual term and awards granted to non-employees are revalued at the end of each reporting period until vested and changes in their fair value are recorded as adjustments to expense over the related vesting period. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the expected term of the award. We have never paid dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation.

The following weighted-average assumptions were used to estimate the fair value of stock options granted during the year ended December 31, 2018 using the Black-Scholes option pricing model:

Fair value of Common Stock	$4.16
Expected volatility	68.72%
Dividend yield	0%
Risk-free interest	3.01%
Expected life of up to (years)	5.8

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

Results of Operations

Comparison of Year Ended December 31, 2018 and 2017

To date, as part of our limited launch, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Research and Development

Research and development expenses for the year ended December 31, 2018 totaled approximately $6.0 million, an increase of $1.7 million over the $4.3 million recorded for the year ended December 31, 2017. The increase in fiscal year 2018 compared to fiscal year 2017 was primarily attributable to increases of $1.0 million in salaries and wages, $0.8 million in professional and subcontractor fees, and $0.3 million in travel related cost, partially offset by a decrease in clinical study cost of $0.4 million.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2018 totaled approximately $4.3 million, an increase of $1.9 million over the $2.4 million recorded for the year ended December 31, 2017. The increase in fiscal year 2018 compared to fiscal year 2017 was primarily attributable to increases of $0.2 million in salaries and wages, $0.7 million in marketing and training product units, $0.1 million in tradeshow and promotional items, $0.6 million in subcontractor costs, $0.1 million in recruitment services, $0.1 million in travel costs and $0.1 million in other costs.

General and Administrative

General and administrative expenses for the year ended December 31, 2018 totaled approximately $8.5 million, an increase of $2.2 million over the $6.3 million recorded for the year ended December 31, 2017. The increase in fiscal year 2018 compared to fiscal year 2017 was primarily attributable to increases of $0.3 million in legal and professional fees, $0.2 million in stock-based compensation, $0.6 million in salaries and wages, $0.5 million in public relations and investor communications fees, $0.3 million in office expenses and $0.3 million in insurance expense.

Other Expenses

Other expenses were $3.3 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively. The $3.1 million increase was primarily attributable to an increase of $3.2 million in warrant expense, partially offset by a $0.1 million increase in finance income.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At December 31, 2018, our accumulated deficit since inception was approximately $61.4 million.

At December 31, 2018, we had total current assets of approximately $22.1 million and current liabilities of approximately $2.4 million resulting in working capital of $19.7 million. Net cash used in operating activities for the year ended December 31, 2018 was approximately $14.9 million, which includes a net loss of approximately $22.3 million, offset by non-cash expenses of approximately $6.8 million principally related to warrant expense of $3.2 million, stock-based compensation expense of $2.5 million, loss on change in estimated fair value of contingent royalty obligation of $0.3 million, write-down of workstations related to evaluation agreements of $0.4 million, and depreciation and amortization of approximately $0.2 million and approximately $0.5 million of cash provided from a change in net working capital items principally related to the increase in accounts payable and accrued expenses of $0.7 million, increase in other current and non-current liabilities of $0.1 million, and decrease in prepaid expense and other current assets of $0.1 million, partially offset by the increase in inventory of $0.4 million.

Cash used in investing activities for year ended December 31, 2018 totaled approximately $3.5 million for the purchase of available-for-sale securities of approximately $5.0 million, the purchase of held-to-maturity securities of approximately $4.9 million, and the purchase of fixed assets of approximately $0.5 million, offset by the proceeds from the sale of available-for-sale securities of approximately $2.0 million, the proceeds from the maturity of held-to-maturity securities of $4.8 million, and the proceeds from shareholder loan of approximately $0.1 million.

Cash provided by financing activities for the year ended December 31, 2018 totaled approximately $29.5 million which included proceeds from public offerings of $31.0 million and proceeds from the exercise of overallotment options of $2.3 million, offset by deferred financing fees of $3.8 million. In February and March of 2018, we sold 3,556,000 shares of our Common Stock in our IPO, inclusive of 56,000 shares issued pursuant to the partial exercise of the underwriters option to purchase additional shares, which resulted in proceeds to us totaling approximately $17.8 million. In December 2018, we sold 5,750,000 shares of our Common Stock in our Follow On Offering, inclusive of 750,000 shares issued pursuant to the full exercise of the underwriters option to purchase additional shares, which resulted in gross proceeds to us totaling approximately $15.5 million.

At December 31, 2018, we had cash and cash equivalents, and short-term investments of approximately $21.1 million. Based on our current business plan, we believe our cash and cash equivalents, and short-term investments balance as of December 31, 2018 will be sufficient to meet our anticipated cash requirements through the fourth quarter of 2019.

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

Our independent registered public accounting firm included an explanatory paragraph about the existence of substantial doubt concerning our ability to continue as a going concern in its report on our financial statements as of and for the year ended December 31, 2018. Note 2 to our financial statements includes management’s discussion on the continuation of our activities and our ability to fulfill our obligations are dependent upon our ability to raise additional financing and/or increase sales volume that will generate sufficient operating profit and cash flows to fund operations.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product development, clinical and commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses.

Contractual Obligations and Commitments

 Operating Leases

On January 1, 2015, we entered into a five year lease for a facility with 7,836 square feet of space in Tirat Carmel, Israel. Annual rent is $82 thousand per year.

On April 13, 2017, we entered into a lease for a facility in Fort Lauderdale, Florida, which we began occupying in October 2017. On December 20, 2017, we entered into a lease amendment upon remeasurement of the lease space. The facility currently consists of 4,554 square feet, which will increase to 6,496 square feet by the second year of the lease. The term will run for seven years and two months from September 2017. Annual base rent was amended to $159 thousand per year, subject to annual increases of 2.75%.

 Other Commitments

For further information, refer to Note 7 of the Notes to the Consolidated Financial Statements included in Pages F-1 through F-28 of this Annual Report of Form 10-K

Off-Balance Sheet Arrangements

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

See pages F-1 through F-28 following the signature page of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In connection with the review of our third quarter 2018 financial statements and the audit of our annual consolidated financial statements, we identified a material weakness in our internal control over financial reporting related to the accounting for non-routine complex transactions. Management did not appropriately identify the proper accounting treatment related to contingent payments and stock awards owed to a non-employee. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. In light of the material weakness, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our CEO and CFO have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-K.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm because we are an “emerging growth company,” and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Remediation Efforts to Address Material Weakness

We began remediation efforts in the fourth quarter of 2018 for our accounting of non-routine complex transactions control by engaging a new third-party firm with technical accounting expertise to review non-routine complex transactions on a prospective basis.  We, in consultation with our Audit Committee, continue to evaluate our internal and external technical accounting resources to ensure they are appropriate for us and our needs.  We have further evaluated our remediation activities to date, and in addition to utilizing multiple third-party specialists, we have implemented a remediation test plan with our third-party internal audit firm. Additionally, there is a renewed emphasis on our process going forward for initial identification of potential contracts and transactions that may be non-routine and complex during a reporting period, and then conducting the necessary procedures with the full internal accounting team and external consultants to review and research the proper guidance and approach toward the accounting, and documenting as such in a white paper or memo as needed.

We believe these measures, and others that may be implemented, will remediate the material weakness in internal control over financial reporting described above.

The material weakness will not be considered formally remediated until the control has operated effectively for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. We expect this to occur prior to the end of fiscal 2019.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our officers and directors.

Name	Age	Position(s)
Timothy P. Moran	47	Chief Executive Officer and Director
Mark Pomeranz	57	President, Chief Operating Officer and Director
Andrew Taylor	48	Chief Financial Officer
David Hochman	43	Chairman of the Board
Darren Sherman	47	Director
Gary Jacobs	61	Director
Samuel Nussbaum	70	Director
Shervin Korangy	44	Director
Gary J. Pruden	57	Director

Management

Timothy P. Moran, Chief Executive Officer and Director

Mr. Moran has served as Chief Executive Officer since October 1, 2018. Prior to joining us, from 2015 to September 2018, Mr. Moran served as President of the Americas, ConvaTec Group Plc (LON: CTEC) (“ConvaTec”), an international medical products and technologies company, offering products and services in the areas of wound and skin care, ostomy care, continence and critical care and infusion devices. Prior to his employment at ConvaTec, Mr. Moran held roles in sales, marketing and general management over the course of eighteen years at Covidien plc (“Covidien”), an Irish-headquartered global health care products company and manufacturer of medical devices and supplies. While at Covidien, until 2015, Mr. Moran served simultaneously as VP and General Manager of both the SharpSafety and Monitoring & Operating Room divisions. Following the 2015 acquisition of Covidien by Medtronic (NYSE:MDT), Mr. Moran was named the Global Vice President and General Manager of the Patient Care and Safety Division. Mr. Moran also served on the CEO Advisory Council for Advanced Medical Technology Association (AdvaMed), a medical device trade association. Mr. Moran earned a B.A. in Organizational Communication at The State University of New York at Geneseo. Mr. Moran was selected as a director because of his broad commercial experience and leadership in the medical technology sector.

Mark Pomeranz, President, Chief Operating Officer and Director

Mr. Pomeranz has served as Chief Operating Officer since September 24, 2018. Prior to his tenure as our Chief Operating Officer, Mr. Pomeranz served as our Chief Executive Officer from December 2016 through September 2018, and as the Chief Executive Officer of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, from 2014 through September 2018. Prior to joining Motus GI Medical Technologies Ltd., from 2008 to 2014, Mr. Pomeranz was the founding CEO of Svelte Medical Systems, a start-up company that is currently commercializing a unique drug eluting stent platform in the EU. From 2007 to 2008 Mr. Pomeranz was the Vice President of Research and Development at Prescient Medical, Inc. From 1998 to 2007, Mr. Pomeranz served as Vice President at Cordis, a Johnson & Johnson Company, where his responsibilities included developing new technologies, exploring new market opportunities and leading major restructuring efforts to create cross-functional global commercialization teams. Prior to that, Mr. Pomeranz held a number of senior leadership roles, including positions at Cardiac Pathways Corporations from 1991 to 1998, and Cardiovascular Imaging Systems from 1989 to 1991, both of which were acquired by Boston Scientific Corporation. Mr. Pomeranz earned a M.Sc. in biomedical engineering from the University of Miami. Mr. Pomeranz was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd. and his business and leadership experience in the medical technology sector; his broad scientific background is also seen as an asset to us.

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

Directors

Timothy P. Moran, Chief Executive Officer and Director

See description under Management.

Mark Pomeranz, President, Chief Operating Officer and Director

See description under Management.

David P. Hochman, Chairman of the Board

Mr. Hochman has served as our Chairman of the Board since 2016, and as Chairman of the Board of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, since 2011. Since May 2018, he has been Chairman and Chief Executive Officer of Orchestra BioMed, Inc., a biomedical innovation company focused on developing high impact therapeutic solutions to address significant unmet needs. Since 2006, he has been Managing Partner of Orchestra Medical Ventures, LLC, an investment firm that employs a strategy to create, build and invest in medical technology companies intended to generate substantial clinical value. Mr. Hochman has also served as President of Accelerated Technologies, Inc., a medical device accelerator company managed by Orchestra Medical Ventures, LLC. Mr. Hochman has over twenty-one years of healthcare entrepreneurial, venture capital and investment banking experience. Mr. Hochman currently serves as a board member of Corbus Pharmaceuticals Holdings, Inc. (NASDAQ: CRBP), a Phase 3 clinical-stage pharmaceutical company focused on the development and commercialization of novel therapeutics to treat inflammatory and fibrotic diseases by leveraging its industry leading pipeline of endocannabinoid system-targeting drug candidates. He was a co-founder of Caliber Therapeutics, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc., and was on the Board of Caliber Therapeutics, Inc. from 2009 until 2018. He was a co-founder of BackBeat Medical, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc., and served as its President and a member of its Board since inception in 2010 until 2018. He was a co-founder of FreeHold Surgical, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc., and served as a member of its Board from 2011 until 2018. He also serves as a director of Adgero Biopharmaceuticals Holdings, Inc. Prior to joining Orchestra Medical Ventures LLC, Mr. Hochman was Chief Executive Officer of Spencer Trask Edison Partners, LLC, an investment partnership focused on early stage healthcare companies. He was also Managing Director of Spencer Trask Ventures, Inc. during which time he led financing transactions for over twenty early-stage companies. From 1999 to 2006 Mr. Hochman was a board advisor of Health Dialog Services Corporation, a leader in collaborative healthcare management that was acquired in 2008 by the British United Provident Association. From 2005 to 2007, he was a co-founder and board member of PROLOR Biotech, Inc., a biopharmaceutical company developing longer lasting versions of approved therapeutic proteins, which was purchased by Opko Health (NYSE: OPK) in 2013. He is also President and a Board Member of the Mollie Parnis Livingston Foundation, a family foundation. He has a B.A. degree with honors from the University of Michigan. Mr. Hochman was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, his leadership experience at other public companies, including medical technology companies, his financial experience and his expertise in governance matters.

Darren Sherman, Director

Mr. Sherman has been a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, since 2015 and has served on our board of directors since December 2016. Since May 2018, Mr. Sherman has been President, Chief Operations Officer and a member of the Board of Orchestra BioMed, Inc., a biomedical innovation company focused on developing high impact therapeutic solutions to address major medical conditions where options for high-risk patients are limited or inadequate. Mr. Sherman has over 24 years of management and entrepreneurial experience in the medical technology industry spanning interventional cardiology, cardiac electrophysiology, sudden cardiac death, stroke, surgery, GI, and neurovascular therapies. Since 2009, Mr. Sherman has been Managing Partner of Orchestra Medical Ventures, LLC, an investment firm that employs a strategy to create, build and invest in medical technology companies intended to generate substantial clinical value. Mr. Sherman has also served as Chief Technical Officer of Accelerated Technologies, Inc. (ATI), a medical device accelerator company managed by Orchestra Medical Ventures, LLC, since 2008. Until May 2018, Mr. Sherman served as Chief Executive Officer and a director of Caliber Therapeutics, Inc., and Chief Executive Officer and a director of FreeHold Surgical, Inc. From 2009 until 2016, he served on the board of directors of Vivasure Medical Limited, a medical device company based in Galway, Ireland. Prior to joining Orchestra Medical Ventures, LLC, from February 2002 until March 2008, Mr. Sherman held various positions in executive management for Cordis Neurovascular (CNV), a Johnson & Johnson company, including Executive Director R&D and Director of Strategic Marketing for stroke products. From January 1997 until February 2002, Mr. Sherman played an integral role in the formation and development of Revivant Corp (acquired by Zoll Medical Corporation) while working at Fogarty Engineering. He was Revivant Corp’s first employee and managed the design, development, and testing of the AutoPulse device from concept through market introduction. From January 1995 until January 1997, Mr. Sherman held positions in research and development for Cardiac Pathways Corp., prior to its acquisition by Boston Scientific. Prior to Cardiac Pathways Corp., he worked at Baxter Healthcare. In each of these companies, he participated in the creation, development and launch of products. Mr. Sherman has authored more than seventy-five U.S. patents and has over ninety additional published applications. He earned a BS degree in Bioengineering from the University of California, San Diego. Mr. Sherman was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, and his leadership experience at other companies, including medical technology companies.

Gary Jacobs, Director

Mr. Jacobs has been a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, since 2011 and has served on our board of directors since December 2016. Mr. Jacobs is the Founder and Managing Director at Jacobs Investment Company LLC, and served as Chief Executive Officer of DermTech, Inc. He has served as Chairman of DermTech International since 2006, NGT New Generation Technologies Ltd., Galilee Tech Management Ltd., Remedor Biomed Ltd., Sebana Medical Ltd. and ParaSonic Ltd. He serves as a Director of Bio2 Technologies, Inc. Mr. Jacobs served as a software engineer and senior education specialist of QUALCOMM, Inc. and as a software programmer at Linkabit Incorporated. He owns and operates a professional minor league baseball team, the Lake Elsinore Storm, affiliated with the San Diego Padres. In addition, Mr. Jacobs serves as Chair of the Dean’s Advisory Council for Social Sciences at the University of California, San Diego and as Chairman of the Board of Trustees of High Tech High in San Diego. He serves as Chairman of the Jewish Community Center Association Continental Board. Mr. Jacobs received his B.A. in Management Science from the University of California, San Diego in 1979. Mr. Jacobs was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, his extensive experience serving on the board of directors of other companies, including medical technology companies, and his financial experience.

Samuel R. Nussbaum, M.D., Director

Dr. Nussbaum has served on our board of directors since December 2016. During 2016 Dr. Nussbaum began serving as a Strategic Consultant for EBG Advisors, the consulting arm for Epstein Becker and Green, where he advises life science companies, health care systems and provider organizations. Dr. Nussbaum also serves as a Senior Advisor to Sandbox Industries, a venture fund, and Ontario Teachers Pension Fund. He is a member of the Board of Directors of Coherus Biosciences (NASDAQ:CHRS), a leading biosimilar company that develops and commercializes high-quality therapeutics for major regulated markets, and PhyMed Healthcare Group, a physician led and owned leader of anesthesia and pain management services. From 2000 until 2016, Dr. Nussbaum served as Executive Vice President, Clinical Health Policy, and Chief Medical Officer of Anthem, Inc. (NYSE: ANTM), where he was responsible for annual health care expenditures through business units focused on care management, health improvement, and provider network contracting. Prior to joining Anthem, Dr. Nussbaum served as executive vice president, Medical Affairs and System Integration of BJC Health Care, where he led integrated clinical services and community health, served as President of its medical group and chairman of its commercial (HealthPartners of the Midwest) and Medicaid (CarePartners) health plans. He currently serves as Chair of the Strategic Advisory Panel for the Innovation and Value Initiative (IVI), a nonprofit dedicated to advancing the science and improving the practice of value assessment in healthcare, and serves on the Board of Directors of The Network for Excellence in Health Innovation (NEHI), a national nonprofit, nonpartisan organization focused on advancing innovations that improve health, enhance the quality of health care, and achieve greater value for the money spent. Dr. Nussbaum has also served on the Board of Directors of National Quality Forum, America’s Health Insurance Plans (AHIP), Regenstrief Institute, National Committee for Quality Health Care, the OASIS Institute, VHA Foundation, BioCrossroads (an Indiana-based public-private collaboration that advances and invests in the life sciences), America’s Agenda, Barnes-Jewish West County Hospital, and the United Way of Greater St. Louis. Dr. Nussbaum is a Professor of Clinical Medicine at Washington University School of Medicine, as an adjunct professor at the Olin School of Business, Washington University and as Senior Fellow, University of Southern California Schaeffer Center for Health Policy and Economics. Dr. Nussbaum earned his BA from New York University and his MD from Mount Sinai School of Medicine. He trained in internal medicine at Stanford University and Massachusetts General Hospital and in endocrinology at Harvard Medical School and Massachusetts General Hospital. Dr. Nussbaum was selected as a director because of his medical and business experience in the healthcare and life sciences industries.

Shervin J. Korangy, Director

Mr. Korangy has served on our board of directors since March 2017. Mr. Korangy also serves as the Chief Financial Officer and Head of Strategy of Beaver-Visitec International (“BVI”), a leading global developer, manufacturer and marketer of specialized surgical devices for the ophthalmic marketplace. From 2012 to 2017, Mr. Korangy served in various country General Management roles for Novartis Group AG (NYSE: NVS), a global healthcare company, where he worked with medical device, pharmaceutical and consumer health product segments. Prior to that, while part of Novartis Group AG from 2010 to 2012, Mr. Korangy was the Global Head of Corporate Finance, where he was responsible for global M&A, strategy, integrations, BD&L and portfolio planning. He served on the Novartis Finance Leadership Team and the Global Deal Committee. From 1996 to 2010, Mr. Korangy worked in the Private Equity and Restructuring Advisory divisions of the Blackstone Group (NYSE: BX), where he most recently was a Managing Director. Mr. Korangy is a current member of the Board of Directors (and Chairman of the audit committee) of The Hain Celestial Group (NASDAQ: HAIN), a leading organic and natural products company, and a senior advisor to Sight Sciences LLC, a medical device growth stage business.  Mr. Korangy is a former member of the Board of Directors of Pelican Rouge, a consumer coffee manufacturer and vending business, Ultra Music, an electronic and dance music record label, Graham Packaging, a manufacturer and distributer of custom plastic containers for consumer product companies, Pinnacle Foods (NYSE: PF), a consumer packaged foods manufacturer and distributer and Bayview Financial, an asset manager and loan servicer. Mr. Korangy received his B.S. degree in economics at the Wharton School of the University of Pennsylvania. Mr. Korangy was selected as a director due to his management experience with medical device, pharmaceutical and consumer health products, and his financial and accounting experience.

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

Compensation Committee. Our Compensation Committee consists of Mr. Hochman, Mr. Jacobs, Mr. Pruden and Dr. Nussbaum, with Mr. Hochman serving as the Chairman of the Compensation Committee. Our board of directors has determined that the four directors currently serving on our Compensation Committee are independent under the listing standards, are “non-employee directors” as defined in rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Mr. Sherman, Mr. Jacobs and Dr. Nussbaum, with Mr. Sherman serving as the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the board of directors by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our bylaws and will apply the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the NASDAQ listing standards.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2018, all reports required to be filed under Section 16(a) were filed on a timely basis, except that Mr. Hochman had one late Form 4 reporting a single acquisition transaction, as a result of a technical issue with the EDGAR filing agent.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer during the fiscal year ended December 31, 2018, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2018, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2018. The persons listed in the following table are referred to herein as the “named executive officers”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Timothy P. Moran (2)	2018	118,750	57,000	810,150	1,175,341	247,949	2,409,190
Chief Executive Officer	2017	—	—	—	—	—	—

Mark Pomeranz (3)	2018	359,479	110,688	—	—	31,793	501,960
President and Chief Operating Officer	2017	350,000	87,500	639	1,122,788	30,712	1,591,639

Andrew Taylor (4)	2018	295,000	29,750	—	—	31,794	356,544
Chief Financial Officer	2017	110,625	27,000	—	601,050	9,492	748,167

(1) Amounts reflect the grant date fair value of option awards granted in 2018 and 2017 and, to the extent applicable, the incremental fair value of stock options repriced in September 2017, in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 9 to our Consolidated Financial Statements and the discussion under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised.

(2) Timothy P. Moran began serving as our Chief Executive Officer on October 1, 2018.

(3) Mark Pomeranz began serving as our President and Chief Operating Officer on September 24, 2018. Mark Pomeranz served as our Chief Executive Officer from December 2016 through September 23, 2018.

(4) Andrew Taylor began serving as our Chief Financial Officer on August 16, 2017.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Our Named Executive Officers

We entered into an employment agreement with Mr. Moran, which became effective on October 1, 2018, on an at-will basis, which contains non-disclosure and invention assignment provisions. Under the terms of Mr. Moran’s employment agreement, he holds the position of Chief Executive Officer and receives a base salary of $475,000 annually (the “Base Salary”). In addition, Mr. Moran is eligible to receive an annual bonus payment (the “Performance Bonus”) in an amount equal to up to sixty percent (60%) of his then-Base Salary (the “Bonus Target”) if the Board determines that he has met the target objectives communicated to him. For the first twelve months of his employment (the period from October 1, 2018 through October 1, 2019), the payout range for the Performance Bonus is between fifty percent (50%) and two hundred percent (200%) of the Bonus Target if the Board determines the objectives have been achieved. Thereafter, subsequent payout parameters will be determined by the Board based upon parameters set by the Board and Mr. Moran for an overall executive bonus program using market data and analysis input from a third-party expert compensation firm.

In connection with his employment agreement, Mr. Moran was granted (i) an option, granted on November 8, 2018 to purchase 495,000 shares (the “Initial Option Grant”) of our Common Stock pursuant to the our 2016 Equity Incentive Plan (the “Plan”), at an exercise price equal to $3.78 per share and (ii) a restricted stock unit award, granted on February 13, 2019, for 165,000 shares of Common Stock pursuant to the Plan (the “Initial Restricted Stock Unit Award”). The Initial Option Grant vests in substantially equal quarterly installments over three years commencing from October 1, 2018, subject to Mr. Moran’s continued employment by us. The Initial Restricted Stock Unit Award vests in substantially equal quarterly installments over four years commencing from October 1, 2018, subject to Mr. Moran’s continued employment by us. The stock option grant agreement and restricted stock unit award agreements include terms and conditions set forth in our standard forms of such agreements under the Plan. In addition, pursuant to the terms of his employment agreement, Mr. Moran is eligible to receive, from time to time, equity awards under the Plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by the Board or Compensation Committee, in their discretion. Mr. Moran is also eligible to participate in any executive benefit plan or program we adopt. Further, Mr. Moran is eligible to receive employment buy-out payments (the “Employment Buy-Out Payments”) in the amount of $400,000 each on March 1, 2019, November 1, 2019, March 1, 2020 and November 1, 2020, provided he remains actively employed by us, or pursuant to certain termination conditions described below, on each such date.

In the event of death, termination due to disability, termination by us for cause or by Mr. Moran without good reason, Mr. Moran will be entitled to: (i) the amount of his earned, but unpaid salary, prior to the effective date of termination; (ii) reimbursement for any expenses incurred through the effective date of termination; and (iii) any vested amount or benefit as of the effective date of termination. In addition, in the event of death or termination due to disability Mr. Moran will be entitled to the Employment Buy-Out Payments in accordance with the schedule described above. In the event of termination by us without cause or by Mr. Moran for good reason, Mr. Moran will be entitled to receive: (i) the amount of his earned, but unpaid salary, prior to the effective date of termination; (ii) reimbursement for any expenses incurred through the effective date of termination; (iii) any vested amount or benefit as of the effective date of termination; (iv) other than in the event of a termination within twelve months of a change in control, payment as severance twelve months of his Base Salary, or if Mr. Moran is terminated within twelve months of a change in control, payment as severance eighteen months of his Base Salary; (v) other than in the event of a termination within twelve months of a change in control, payment of our portion of the cost of COBRA coverage for twelve months, or if Mr. Moran is terminated within twelve months of a change in control, payment of our portion of the cost of COBRA coverage for eighteen months; (vi) any unpaid portion of the Employment Buy-Out Payments in accordance with the schedule described above; (vii) any earned but unpaid Performance Bonus that relates to the calendar year prior to the calendar year in which termination occurs; and (viii) other than in the event of a termination within twelve months of a change in control, accelerated vesting of any options that otherwise would have vested within twelve months of the termination date, or if Mr. Moran is terminated within twelve months of a change in control, accelerated vesting of all outstanding options.

On September 24, 2018, we entered into an amended and restated employment agreement with Mark Pomeranz, pursuant to which Mr. Pomeranz transitioned from his previous role as President and Chief Executive Officer, into the role of President and Chief Operating Officer as of October 1, 2018.

The amended and restated employment agreement with Mr. Pomeranz became effective on September 24, 2018, provides for employment on an at-will basis, and contains non-disclosure and invention assignment provisions. Under the terms of the amended and restated employment agreement, Mr. Pomeranz holds the position of President and Chief Operating Officer, and receives a base salary of $385,000 annually (the “Pomeranz Base Salary”). In addition, Mr. Pomeranz is eligible to receive (i) for the calendar year ending December 31, 2018, a bonus payment in an amount equal to up to thirty one and one quarter percent (31.25%) (the “2018 Bonus Target”) of his then base salary (the “2018 Bonus”) if the Board determines that he has met the target objectives communicated to him, with a payout range for the 2018 Bonus of between fifty percent (50%) and two hundred percent (200%) of the 2018 Bonus Target, and (ii) effective January 1, 2019 and thereafter an annual bonus payment (the “Pomeranz Performance Bonus”) in an amount equal to up to fifty percent (50%) of the Pomeranz Base Salary if the Board determines that he has met the target objectives communicated to him. Payout parameters for the Pomeranz Performance Bonus will be determined by the Board based upon parameters set by the Board and CEO for an overall executive bonus program using market data and analysis input from a third-party expert compensation firm. In May 2017, pursuant to his original employment agreement, Mr. Pomeranz received a grant of options to purchase up to 511,113 shares of our Common Stock pursuant to our Equity Incentive Plan with an exercise price of $5.00 per share, of which fifty-three percent (53%) were fully vested when issued, forty percent (40%) vest in a series of twelve (12) successive equal quarterly installments upon the completion of each successive calendar quarter of active service over the three (3) year period measured from the date of grant, as was determined by the Compensation Committee of the board of directors, and seven percent (7%) will not become fully vested until December 22, 2019. This option was repriced to $4.50 per share in September 2017. Pursuant to the terms of the amended and restated employment agreement, Mr. Pomeranz is also eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by the Board or Compensation Committee, in their discretion. Mr. Pomeranz is also eligible to participate in any executive benefit plan or program we adopt.

In the event of termination for cause, or if Mr. Pomeranz terminates voluntarily, Mr. Pomeranz is entitled to: (i) his unpaid salary through and including the date of termination; (ii) any vested amount or benefit; and, (iii) reimbursement of business expenses. In the event of death, termination due to disability, termination without cause, or if Mr. Pomeranz terminates for good reason, Mr. Pomeranz will be entitled to: (i) his unpaid salary through and including the date of termination; (ii) any vested amount or benefit; (iii) reimbursement of business expenses; (iv) payment as severance twelve months of his base salary; (v) payment of the Company’s portion of the cost of COBRA coverage for twelve months; (vi) any earned but unpaid 2018 Bonus or Pomeranz Performance Bonus that relates to the calendar year prior to the calendar year in which termination occurs; and (vii) other than in the event of a termination within twelve months of a change in control, 25% of any unvested options will vest upon termination, or if Mr. Pomeranz is terminated within twelve months of a change in control, accelerated vesting of all outstanding options.

On March 26, 2019, we entered into an amended and restated employment agreement with Andrew Taylor, our Chief Financial Officer.

The amended and restated employment agreement with Mr. Taylor became effective on March 26, 2019, provides for employment on an at-will basis, and contains non-disclosure and invention assignment provisions. Under the terms of the amended and restated employment agreement, Mr. Taylor holds the position of Chief Financial Officer, and receives a base salary of $310,000 annually (the “Taylor Base Salary”). In addition, Mr. Taylor is eligible to receive an annual bonus payment (the “Taylor Performance Bonus”) in an amount equal to up to thirty-five percent (35%) of the Taylor Base Salary if the Board determines that he has met the target objectives communicated to him. Payout parameters for the Taylor Performance Bonus will be determined by the Board based upon parameters set by the Board and CEO for an overall executive bonus program using market data and analysis input from a third-party expert compensation firm. In September 2017, pursuant to his original employment agreement, Mr. Taylor received a grant of options to purchase up to 240,000 shares of our Common Stock pursuant to our Equity Incentive Plan with an exercise price of $4.50 per share, which vests in a series of twelve (12) successive equal quarterly installments upon the completion of each successive calendar quarter of active service over the three (3) year period measured from the date of grant, as determined by the Compensation Committee of the board of directors. Pursuant to the terms of the amended and restated employment agreement, Mr. Taylor is also eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by the Board or Compensation Committee, in their discretion. Mr. Taylor is also eligible to participate in any executive benefit plan or program we adopt.

In the event of termination for cause, or if Mr. Taylor terminates voluntarily, Mr. Taylor is entitled to: (i) his unpaid salary through and including the date of termination; (ii) any vested amount or benefit; and, (iii) reimbursement of business expenses. In the event of death, termination due to disability, termination without cause, or if Mr. Taylor terminates for good reason, Mr. Taylor will be entitled to: (i) his unpaid salary through and including the date of termination; (ii) any vested amount or benefit; (iii) reimbursement of business expenses; (iv) payment as severance nine months of his base salary; (v) payment of the Company’s portion of the cost of COBRA coverage for twelve months; (vi) any earned but unpaid Taylor Performance Bonus that relates to the calendar year prior to the calendar year in which termination occurs; and (vii) other than in the event of a termination within twelve months of a change in control, 25% of any unvested options will vest upon termination, or if Mr. Taylor is terminated within twelve months of a change in control, accelerated vesting of all outstanding equity awards.

The employment agreements with Israeli employees of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, contain standard provisions for a company in our industry regarding non-competition, confidentiality of information and assignment of inventions. The enforceability of covenants not to compete in Israel is subject to limitations. For example, Israeli courts have recently required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or its intellectual property.

Outstanding Equity Awards at Fiscal Year-End Table – 2018

The following table summarizes, for each of the named executive officers, the number of shares of our Common Stock underlying outstanding stock options held as of December 31, 2018.

Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date

Timothy P. Moran (CEO)	—	495,000 (1)	3.78 (1)	November 8, 2028

Mark Pomeranz (COO)	67,238(2)	— (2)	2.38 (2)	April 2, 2024
	373,112 (3)	138,001 (3)	4.50 (3)	May 3, 2027

Andrew Taylor (CFO)	100,000 (4)	140,000 (4)	4.50 (4)	September 29, 2027

(1)	Represents options to purchase shares of our Common Stock granted on November 8, 2018 with an exercise price of $3.78 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on October 1, 2018 and continuing on the first day of each third month thereafter.

(2)	Represents options to purchase shares of our Common Stock granted on April 2, 2014, under the Motus G.I. Medical Technologies LTD Employee Share Option Plan that were outstanding as of the Share Exchange Transaction, which were assumed by the 2016 Equity Incentive Plan (the “2016 Plan”) and continue in effect in accordance with their terms, on an adjusted basis to reflect the Share Exchange Transaction. 61% of the option was vested as of December 31, 2017, with the remaining 39% of the option vesting in full in November 2018.

(3)	Represents options to purchase shares of our Common Stock granted on May 4, 2017, with an exercise price of $5.00 per share. Fifty-three percent (53%) of the option vested immediately upon grant, forty percent (40%) of the option vests in a series of twelve (12) successive equal quarterly installments commencing on May 4, 2017 and continuing on the first day of each third month thereafter, and the remaining seven percent (7%) of the option vests on December 22, 2019. This option was repriced to $4.50 per share in September 2017.

(4)	Represents options to purchase shares of our Common Stock granted on September 29, 2017, with an exercise price of $4.50 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on December 1, 2017 and continuing on the first day of each third month thereafter.

2016 Equity Incentive Plan

General

On December 14, 2016, our board of directors adopted our 2016 Equity Incentive Plan (the “2016 Plan”) having substantially the terms described herein.

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

Shares Subject to the 2016 Plan. As of January 1, 2019, the aggregate number of shares of our Common Stock that are available for issuance in connection with options and awards granted under the 2016 Plan and Assumed Options is 3,927,659. Up to 2,011,656 of the shares available for issuance under the 2016 Plan may be granted with respect to Incentive Stock Options. If any award granted under the 2016 Plan payable in shares of our Common Stock is forfeited, cancelled, returned for failure to satisfy vesting requirements, is otherwise forfeited, otherwise terminates without payment being made, or if shares of our Common Stock are surrendered in full or partial payment of the exercise price or withheld to cover withholding taxes on options or other awards, the number of shares of our Common Stock as to which such option or award was forfeited, or which were surrendered or withheld, will be available for future grants under the 2016 Plan.

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

Terms and Conditions of Options. Options granted under the 2016 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Code or “nonqualified stock options” that do not meet the requirements of Section 422 of the Code. The Compensation Committee will determine the exercise price of options granted under the 2016 Plan. The exercise price of stock options may not be less than the fair market value per share of our Common Stock on the date of grant (or 110% of fair market value in the case of incentive stock options granted to a ten-percent stockholder). The maximum number of shares of our Common Stock with respect to which any one participant may be granted stock options (or stock appreciation rights) under the 2016 Plan during any calendar year is 1,500,000 shares.

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

Other Awards. The 2016 Plan also permits the grant of performance share and performance unit awards, incentive bonus awards payable in cash or shares of our Common Stock, as well as other stock based and cash based awards.

Section 162(m). Section 162(m) of the Code, as amended by the 2017 Tax Cuts and Jobs Act (the “2017 Act”), generally limits the deductibility of compensation paid by a publicly-held company to a “covered employee” for a taxable year to $1 million. Under the 2017 Act, the performance-based pay exception to Section 162(m) was eliminated, but a transition rule may allow the exception to continue to apply to certain performance-based compensation payable under written binding contracts that were in effect on November 2, 2017.

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

Israeli Aspects of the 2016 Plan

The 2016 Israeli Sub-Plan (the “Sub-Plan”) provides for the grant of awards pursuant to the Israeli Income Tax Ordinance (New Version), 1960, as amended (the “Israeli Tax Ordinance”): awards granted pursuant to (i) Section 102 of the Israeli Tax Ordinance (“Section 102 Awards”) and (ii) Section 3(i) of the Israeli Tax Ordinance (“Section 3(i) Awards”). The 2016 Plan and the Sub-Plan provide, subject to applicable law, that Section 102 Awards may be granted only to Israeli employees, officers and directors (excluding Controlling Shareholders as defined by the Israeli Tax Ordinance) and Section 3(i) Awards (which do not provide for similar tax benefits) may be granted to Israeli non-employees including consultants, service providers and Controlling Shareholders (as defined by the Israeli Tax Ordinance), in each case, of our company or any subsidiary. The 2016 Plan and the Sub-Plan were approved by the Israeli Tax Authority (the “ITA”) in January 2017 pursuant to applicable law.

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

Director Compensation

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2018.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
David Hochman (2)	$68,000.00	—	$68,000.00
Darren Sherman (3)	$32,000.00	—	$32,000.00
Gary Jacobs (4)	$26,750.00	—	$26,750.00
Samuel Nussbaum (5)	$26,000.00	—	$26,000.00
Shervin Korangy (6)	$36,000.00	—	$36,000.00
Gary Pruden (7)	$26,000.00	$139,650.00	$165,650.00

(1) Amounts reflect the aggregate grant date fair value of each stock option granted in 2018 in accordance with the Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 9 to our Consolidated Financial Statements and the discussion under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. These amounts do not correspond to the actual value that may be received by the directors if the stock options are exercised.

(2) The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2018 held by Mr. Hochman was 175,000.

(3) The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2018 held by Mr. Sherman was 100,000.

(4) The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2018 held by Mr. Jacobs was 92,500.

(5) The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2018 held by Dr. Nussbaum was 50,000.

(6) The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2018 held by Mr. Korangy was 65,000.

(7) The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2018 held by Mr. Pruden was 50,000.

Non-Employee Director Compensation

Our board of directors approved a director compensation policy for our directors, effective February 2019. This policy provides for the following cash compensation:

●	each director is entitled to receive a quarterly fee from us of $6,500;

●	the chairman of the Board will receive a quarterly fee from us of $9,000;

●	the chair of the Audit Committee will receive a quarterly fee from us of $2,500;

●	each chair of any other board of director committee will receive a quarterly fee from us of $1,500;

●	each non-employee director sitting on more than two Board committees will receive an additional quarterly fee of $750;
●	each non-chairperson member of the audit committee, the compensation committee and the nominating and corporate governance committee will receive annual fees from us of $7,500, $5,000 and $5,000, respectively.;

Each non-employee director is also eligible to receive an annual option grant in an amount to be determined annually by our Compensation Committee in consultation with an independent compensation consultant, to purchase shares of our Common Stock under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, which shall vest in two equal annual installments, beginning on the first anniversary of the date of grant, and ending on the second anniversary of the date of grant.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders(1)	2,520,101	$4.32	99,417
Equity compensation plans not approved by security holders	—	$—	—
Total	2,520,101	$4.32	99,417

(1)	The amounts shown in this row include securities under the Motus GI Holdings, Inc. 2016 Equity Incentive Plan and 2016 Israeli Sub-Plan to the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”).

(2)	In accordance with the “evergreen” provision in our 2016 Plan, an additional 1,286,409 shares were automatically made available for issuance on the first day of 2019, which represents 6% of the number of shares outstanding on December 31, 2018; these shares are excluded from this calculation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date of this report by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and current officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our Common Stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, March 1, 2019 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Unless indicated below, the address of each individual listed below is c/o Motus GI Holdings, Inc., 1301 East Broward Boulevard, 3rd Floor, Ft. Lauderdale, FL 33301.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 21,440,564 shares of Common Stock issued and outstanding as of March 1, 2019 plus any shares issuable upon exercise of options or warrants that are exercisable on or within 60 days after March 1, 2019 held by such person or entity.

Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Officers and Directors
Timothy P. Moran (1)	131,141	*

Mark Pomeranz (2)	481,428	2.20%

David Hochman (3)(5)(6)(7)(8)(9)	2,011,361	9.17%

Darren Sherman (4)(5)(6)(7)(8)(9)	1,864,861	8.52%

Gary Jacobs (10)(11)	942,598	4.36%

Samuel Nussbaum (12)	35,000	*

Shervin Korangy (13)	52,500	*

Andrew Taylor (14)	130,369	*

Gary Pruden (15)	75,000	*

Directors and Officers as a Group (9 persons)	3,918,697	17.15%

5% Stockholders

ABV, LLC (16)(17)	1,607,163	7.36%

Orchestra MOTUS Co-Investment Partners, LLC (7)	1,345,101	6.22%

Orchestra BioMed, Inc. (8)	2,000,000	9.33%

Perceptive Life Sciences Master Fund Ltd. (18)	3,456,596	15.94%

Larry N. Feinberg (19)	2,775,000	12.94%

* Less than 1%

1.	Includes 84,912 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2019. Does not include 439,032 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2019. Includes 21,229 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of March 1, 2019, or which will be vested within sixty days of March 1, 2019. Does not include 153,419 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of March 1, 2019.

2.	Includes 468,107 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2019. Does not include 238,885 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2019. Includes 2,680 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of March 1, 2019, or which will be vested within sixty days of March 1, 2019. Does not include 40,220 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of March 1, 2019.

3.	Includes (i) 87,500 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2019, (ii) 300 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of March 1, 2019, and (iii) 100,000 shares of Common Stock held by a family trust of which Mr. Hochman is a co-trustee and sole beneficiary. Does not include 127,500 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2019.

4.	Includes (i) 50,000 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2019, and (ii) 300 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of March 1, 2019. Does not include 75,000 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2019.

5.	Includes 109,792 shares of our Common Stock held by Orchestra Medical Ventures II, L.P., and 215,818 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of March 1, 2019, held by Orchestra Medical Ventures II, L.P. Orchestra Medical Ventures II GP, LLC serves as general partner to Orchestra Medical Ventures II, L.P. The managing members of Orchestra Medical Ventures II GP, LLC, David Hochman and Darren Sherman, exercise sole dispositive and voting power over the shares owned by Orchestra Medical Ventures II, L.P. The principal address for Orchestra Medical Ventures II, L.P. is 150 Union Square Drive, New Hope, PA 18938.

6.	Includes 83,352 shares of our Common Stock held by Orchestra Medical Ventures II Reserve, L.P. Orchestra Medical Ventures II GP, LLC serves as general partner to Orchestra Medical Ventures II Reserve, L.P. The managing members of Orchestra Medical Ventures II GP, LLC, David Hochman and Darren Sherman, exercise sole dispositive and voting power over the shares owned by Orchestra Medical Ventures II Reserve, L.P. The principal address for Orchestra Medical Ventures II Reserve, L.P. is 150 Union Square Drive, New Hope, PA 18938.

7.	Based on the information provided in the Schedule 13D/A filed with the SEC on February 15, 2019 by Orchestra Motus Co-Investment Partners, LLC. Includes 185,133 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of March 1, 2019, held by Orchestra MOTUS Co-Investment Partners, LLC. Orchestra Medical Ventures, LLC, serves as managing member to Orchestra Motus Co-Investment Partners, LLC. The managing partners of Orchestra Medical Ventures, LLC, David Hochman and Darren Sherman, exercise sole dispositive and voting power over the shares owned by Orchestra MOTUS Co-Investment Partners, LLC. The principal address for Orchestra MOTUS Co-Investment Partners, LLC is 150 Union Square Drive, New Hope, PA 18938.

8.	Based on the information provided in the Schedule 13D filed with the SEC on February 15, 2019 by Orchestra BioMed, Inc. The principal address for Orchestra BioMed, Inc. is 150 Union Square Drive, New Hope, PA 18938.

9.	Includes 51,498 shares of Common Stock held by Accelerated Technologies, Inc. David Hochman and Darren Sherman share dispositive and voting power over the shares owned by Accelerated Technologies, Inc.

10.	Includes 46,250 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2019. Does not include 71,250 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2019.

11.	Includes 745,956 shares of our Common Stock held by Jacobs Investment Company LLC, and 141,292 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of March 1, 2019 held by Jacobs Investment Company LLC. The managing member of Jacobs Investment Company LLC, Gary Jacobs, exercises sole dispositive and voting power over the shares owned by Jacobs Investment Company LLC.

12.	Includes 25,000 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2019. Does not include 50,000 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2019.

13.	Includes 32,500 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2019. Does not include 57,500 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2019.

14.	Includes 125,895 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2019. Does not include 184,858 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2019. Includes 1,474 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of March 1, 2019, or which will be vested within sixty days of March 1, 2019. Does not include 22,110 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of March 1, 2019.

15.	Includes 25,000 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2019. Does not include 50,000 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2019.

16.	Based on the information provided in the Schedule 13G filed with the SEC on February 13, 2019 by ABV, LLC. Includes 591,481 shares of our Common Stock held by Ascent Biomedical Ventures II, L.P. and 315,883 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of March 1, 2019, held by Ascent Biomedical Ventures II, L.P. ABV, LLC serves as general partner to Ascent Biomedical Ventures II, L.P. The managing members of ABV, LLC, Geoffrey W. Smith and Steve Hochberg, exercise sole dispositive and voting power over the shares owned by Ascent Biomedical Ventures II, L.P. The principal address for the entities affiliated with ABV, LLC is 60 East 42nd Street, New York, NY 10165.

17.	Based on the information provided in the Schedule 13G filed with the SEC on February 13, 2019 by ABV, LLC. Includes 611,241 shares of our Common Stock held by Ascent Biomedical Ventures Synecor, L.P. and 88,558 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of March 1, 2019, held by Ascent Biomedical Ventures Synecor, L.P. ABV, LLC serves as general partner to Ascent Biomedical Ventures Synecor, L.P. The managing members of ABV, LLC, Geoffrey W. Smith and Steve Hochberg, exercise sole dispositive and voting power over the shares owned by Ascent Biomedical Ventures Synecor, L.P. The principal address for the entities affiliated with ABV, LLC is 60 East 42nd Street, New York, NY 10165.

18.	Based on the information provided in the Schedule 13G/A filed with the SEC on February 14, 2019 by Mr. Joseph Edelman with respect to himself, Perceptive Life Sciences Master Fund Ltd. and Perceptive Advisors LLC (Mr. Edelman, together with Perceptive Life Sciences Master Fund Ltd. and Perceptive Advisors LLC, the “Perceptive Reporting Persons”). Includes 246,055 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of March 1, 2019, held by Perceptive Life Sciences Master Fund Ltd. Perceptive Life Sciences Master Fund Ltd., Perceptive Advisors LLC and Mr. Edelman have shared voting and dispositive power with respect to the shares of our Common Stock held by Perceptive Life Sciences Master Fund Ltd. Perceptive Advisors LLC serves as the investment manager to Perceptive Life Sciences Master Fund Ltd. and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. Mr. Edelman is the managing member of Perceptive Advisors LLC and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. The principal address for the Perceptive Reporting Persons is 51 Astor Place, 10th Floor New York, NY 10003.

19.	Based on the information provided in the Schedule 13G filed with the SEC on December 26, 2018 by Larry N. Feinberg with respect to himself, Oracle Associates, LLC (“Oracle Associates”), Oracle Partners, L.P. (“Oracle Partners”), Oracle Investment Management, Inc. (“Investment Manager”), Oracle Ten Fund Master, LP (“Ten Fund”) and Oracle Institutional Partners, L.P. (“Institutional Partners”) (Mr. Feinberg, together with Oracle Associates, Oracle Partners, Investment Manager, Ten Fund and Institutional Partners, the “Oracle Reporting Persons”). The Oracle Reporting Persons reported that each of Mr. Feinberg, Oracle Associates, and Investment Manager have shared voting and dispositive power with respect to 2,775,000 shares of our Common Stock; Oracle Partners has shared voting and dispositive power with respect to 2,077,000 shares of our Common Stock; Institutional Partners has shared voting and dispositive power with respect to 286,000 shares of our Common Stock; and Ten Fund has shared voting and dispositive power with respect to 412,000 shares of our Common Stock. Oracle Associates is the general partner of each of Oracle Partners, Ten Fund and Institutional Partners. Investment Manager is the investment manager to each of Oracle Partners, Ten Fund and Institutional Partners. Mr. Feinberg is the managing member of Oracle Associates and the sole stockholder, director and president of Investment Manager. The principal address for the Oracle Reporting Persons is Oracle Investment Management, Inc. 262 Harbor Drive, 3rd Floor, Stamford, Connecticut 06902.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDECE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2018, to which we were a party or will be a party, in which:

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

Compensation arrangements for our named executive officers and directors are described in Part III—Item 11—Executive Compensation.”

Ten Percent Warrants - Related Party Participation

Upon the completion of our IPO in February 2018, we issued the Ten Percent Warrants to certain of our former Series A Convertible Preferred Stock holders, pursuant to an amendment to the Registration Rights Agreement and an amendment to the Certificate of Designation, to purchase an aggregate of 1,095,682 shares of our Common Stock, including (i) Ten Percent Warrants to purchase 300 shares of our Common Stock to David Hochman, the Chairman of our Board, (ii) Ten Percent Warrants to purchase 300 shares of our Common Stock to Darren Sherman, one of our directors, (iii) Ten Percent Warrants to purchase an aggregate of 220,274 shares of our Common Stock to Ascent Biomedical Ventures II, L.P. and Ascent Biomedical Ventures Synecor, L.P., beneficial owners of more than five percent of our Common Stock, (iv) Ten Percent Warrants to purchase 106,980 shares of our Common Stock to Orchestra Medical Ventures II, L.P., a former beneficial owner of more than five percent of our Common Stock, (v) Ten Percent Warrants to purchase 115,997 shares of our Common Stock to Orchestra MOTUS Co-Investment Partners, LLC, a beneficial owner of more than five percent of our Common Stock, (vi) Ten Percent Warrants to purchase 72,386 shares of our Common Stock to Jacobs Investment Company LLC, an investment firm in which Gary Jacobs, one of our Directors, serves as Founder and Managing Director, (vii) Ten Percent Warrants to purchase 180,055 shares of our Common Stock to Perceptive Life Sciences Master Fund Ltd., a beneficial owner of more than five percent of our Common Stock, (viii) Ten Percent Warrants to purchase an aggregate of 57,035 shares of our Common Stock to E. Jeffrey Peierls, including the Peierls Trusts and the Peierls Entities, a former beneficial owner of more than five percent of our Common Stock.

Royalty Payment Rights Certificates - Related Party Participation

Simultaneously with the closing of our IPO in February 2018, all 1,581,128 previously outstanding shares of our Series A Convertible Preferred Stock were converted, on a one-to-one basis, into an aggregate of 1,581,128 shares of our Common Stock. In connection with the conversion of the Series A Convertible Preferred Stock we issued Royalty Payment Rights Certificates (the “Royalty Payment Rights Certificates”) to each former holder of our Series A Convertible Preferred Stock, including certain of our directors and executive officers, and certain of our existing stockholders, including stockholders affiliated with certain of our directors including (i) a Royalty Payment Rights Certificate for 0.05% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to David Hochman, the Chairman of our Board, (ii) a Royalty Payment Rights Certificate for 0.05% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Darren Sherman, one of our directors, (iii) Royalty Payment Rights Certificate for an aggregate of 10.79% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Ascent Biomedical Ventures II, L.P. and Ascent Biomedical Ventures Synecor, L.P., beneficial owners of more than five percent of our Common Stock, (iv) a Royalty Payment Rights Certificate for 6.31% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Orchestra Medical Ventures II, L.P., a former beneficial owner of more than five percent of our Common Stock, (v) a Royalty Payment Rights Certificate for 4.11% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Orchestra MOTUS Co-Investment Partners, LLC, a beneficial owner of more than five percent of our Common Stock, (vi) a Royalty Payment Rights Certificate for 4.00% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Jacobs Investment Company LLC, an investment firm in which Gary Jacobs, one of our Directors, serves as Founder and Managing Director, and (vii) a Royalty Payment Rights Certificate for 16.22% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Perceptive Life Sciences Master Fund Ltd., a beneficial owner of more than five percent of our Common Stock. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when we generate sales of the Pure-Vu System, or if we receive any proceeds from the licensing of the Pure-Vu System, then we will pay to the holders of the Royalty Payment Rights Certificates (the “Holders”) the allocation of such royalty payment rights as listed on such Holders Royalty Payment Rights Certificate, a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

The Company Commercializes Product Directly	The Rights to Commercialize the Product is Sublicensed by the Company to a third-party
3% of Net Sales*	5% of any Licensing Proceeds**

* Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until we have first generated, in the aggregate, since inception, Net Sales equal to $20 million (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a cap per calendar year of $30 million. “Net Sales” is defined in the Royalty Payment Rights Certificates.

** Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until we have first generated, in the aggregate, since inception, Licensing Proceeds equal to $3.5 million (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a cap per calendar year of $30 million. “Licensing Proceeds” is defined in the Royalty Payment Rights Certificates.

The royalty will be payable up to the later of (i) the latest expiration date of our patents issued as of December 22, 2016, or (ii) the latest expiration date of any pending patents as of December 22, 2016 that have since been issued or may be issued in the future (which is currently November 2034). Following the expiration of all such patents, the Holders of the Royalty Payment Rights Certificates will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

Participation in Initial Public Offering

In addition to the shares issued pursuant to the directed share program described below, all of our directors and executive officers, and certain of our existing stockholders who held greater than 5% of our Common Stock, including stockholders affiliated with certain of our directors, purchased an aggregate of 1,435,000 shares of our Common Stock in our IPO, completed February 2018, at the public offering price of $5.00 per share, including (i) Perceptive Life Sciences Master Fund Ltd., a greater than 5% shareholder, which purchased 1,010,000 shares, (ii) Orchestra Medical Ventures II, L.P., a former greater than 5% shareholder, which purchased 40,000 shares, (iii) Gary Pruden, one of our directors, who purchased 50,000 shares, (iv) David Hochman, the chairman of our board, who purchased 75,000 shares, (v) Shervin Korangy, one of our directors, who purchased 20,000 shares, (vi) Mark Pomeranz, our President and Chief Operating Officer, who purchased 8,000 shares, (vii) Samuel Nussbaum, one of our directors, who purchased 10,000 shares, (viii) Darren Sherman, one of our directors, who purchased 5,000 shares and (ix) Andrew Taylor, our Chief Financial Officer, who purchased 2,000 shares.

Directed Share Program

At our request, the underwriters sold 175,000 shares of our Common Stock, or five percent (5%) of the shares offered in our IPO, completed February 2018, at the public offering price of $5.00 per share, to our employees and other persons associated with us, including Gary Jacobs, one of our Directors, who purchased 5,000 shares of our Common Stock at the IPO price. The directed share program was arranged through the representative of the underwriters in the IPO.

Sales and Marketing Services Arrangement with FreeHold Surgical, Inc.

In August, 2017, we began paying a monthly fee to FreeHold Surgical, Inc., or FreeHold, an entity in which David Hochman, the Chairman of our Board, serves as a Director, and Darren Sherman, one of our Directors, serves as a Director and President. Pursuant to the fee arrangement, we paid FreeHold a monthly amount of approximately $25,000 as all-in compensation for sales and marketing services performed for us, on a part time basis, by two FreeHold sales representatives (the “FreeHold Services”), through June 2018. Effective July 2018, pursuant to an amendment to the fee arrangement, we paid FreeHold a monthly amount of approximately $8,333 as all-in compensation for the FreeHold Services. Effective as of November 30, 2018, we terminated the fee arrangement for the FreeHold Services. As of November 30, 2018 our payment obligations to FreeHold pursuant to the fee arrangement have terminated and all FreeHold Services obligations by FreeHold have ceased.

Participation in Follow On Offering

Certain of our directors and executive officers, and certain of our stockholders who hold greater than 5% of our Common Stock, including stockholders affiliated with certain of our directors, purchased an aggregate of 3,218,500 shares of our Common Stock in our Follow On Offering, completed December 2018, at the public offering price of $2.70 per share, including (i) the Oracle Reporting Persons, greater than 5% holders of our Common Stock, which purchased an aggregate 2,775,000 shares, (ii) Perceptive Life Sciences Master Fund Ltd., a greater than 5% shareholder, which purchased 400,000 shares, (iii) David Hochman, the chairman of our board, who purchased 20,000 shares, (iv) Timothy P. Moran, our chief executive officer, who purchased 10,000 shares, (v) Jacobs Investment Company LLC, an investment firm in which Gary Jacobs, one of our Directors, serves as Founder and Managing Director, which purchased 10,000 shares, (vi) Mark Pomeranz, our President and Chief Operating Officer, who purchased 2,500 shares, and (vii) Andrew Taylor, our Chief Financial Officer, who purchased 1,000 shares.

Indemnification Agreements

We have entered into indemnification agreements with all of our directors and named executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

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

Principal Accountant Fees and Services

As disclosed in our Form 8-K filed on April 2, 2018, we dismissed Brightman Almagor Zohar & Co., member of Deloitte Touche Tohmatsu Limited as our independent accountant on March 27, 2018, and engaged EisnerAmper LLP to serve as our new independent accountant.

The following table summarizes the fees paid for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2018	2017

Audit Fees	$182,345	$—
Audit-Related Fees	$—	$—
Tax Fees	$22,000	$46,950
All Other Fees	$—	$—
Total Fees	$204,345	$46,950

Audit Fees

Represents fees, including out of pocket expenses, for professional services provided in connection with the audit of our annual audited financial statements, the review of our quarterly financial statements and for consents and comfort letters provided in connection with the offerings of our Common Stock.

Tax Fees

Tax fees were principally for services related to tax preparation and filing, as well as tax consulting services associated with tax preparation and filings and intercompany transfer pricing activities.

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining EisnerAmper LLP’s independence and has determined that such services for fiscal year 2018 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP appear at pages F-1 through F-28 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Form 10-K.

(2) Financial Statement Schedules.

Schedules are omitted because they are either not required, not applicable, or the information is otherwise included.

(3) Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1 +	Share Exchange Agreement, dated December 1, 2016	S-1	333-222441	2.1	1/5/2018

3.1	Certificate of Incorporation	S-1	333-222441	3.1	1/5/2018

3.2	Certificate of Amendment to the Certificate of Incorporation	S-1	333-222441	3.2	1/5/2018

3.3	Bylaws	S-1	333-222441	3.3	1/5/2018

3.4	Certificate of Designations of Series A Convertible Preferred Stock	S-1	333-222441	3.4	1/5/2018

3.5	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock	10-Q	001-38389	3.1	5/14/2018

4.1	Form of Common Stock Certificate	S-1	333-222441	4.1	1/5/2018

4.2	Form of Series A Convertible Preferred Stock Certificate	S-1	333-222441	4.2	1/5/2018

4.3	Form of Exchange Warrant	S-1	333-222441	4.3	1/5/2018

4.4	Form of Placement Agent Warrant	S-1	333-222441	4.4	1/5/2018

4.5	Form of Registration Rights Agreement	S-1	333-222441	4.5	1/5/2018

4.6	Form of May 2017 Consultant Warrant	S-1	333-222441	4.6	1/5/2018

4.7	Form of Placement Agent Royalty Payment Rights Certificate	S-1	333-222441	4.7	1/5/2018

4.8	Form of Amendment to Registration Rights Agreement	S-1	333-222441	4.8	1/5/2018

4.9	Form of Ten Percent Warrant	S-1	333-222441	4.9	1/5/2018

4.10	Form of Royalty Payment Rights Certificate	S-1/A	333-222441	4.10	1/31/2018

4.11	Form of June 2018 Consultant Warrant	10-Q	001-38389	4.1	8/13/2018

4.12	Form of May 2017 Additional Consultant Warrant	10-Q	001-38389	4.2	8/13/2018

4.13	Form of July 2018 Consultant Warrant	10-Q	001-38389	4.3	8/13/2018

4.14	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

10.1	Placement Agency Agreement, dated December 1, 2016, between the Company and Placement Agent	S-1	333-222441	10.1	1/5/2018

10.2	Form of Subscription Agreement	S-1	333-222441	10.2	1/5/2018

10.3	Form of Voting Agreement, dated December 1, 2016, by and among the Company and the stockholders named therein	S-1	333-222441	10.3	1/5/2018

10.4 †	2016 Equity Incentive Plan and 2016 Israel Sub-Plan	S-1	333-222441	10.4	1/5/2018

10.5 †	Form of Incentive Stock Option Agreement	S-1	333-222441	10.5	1/5/2018

10.6 †	Form of Non-Qualified Stock Option Agreement	S-1	333-222441	10.6	1/5/2018

10.7 †	Form of Restricted Stock Agreement	S-1	333-222441	10.7	1/5/2018

10.8 †	Form of Assumed Options to Israeli Employees and Directors Agreement	S-1	333-222441	10.8	1/5/2018

10.9	Form of Assumed Options to Israeli Non-Employees and Controlling Shareholders Agreement	S-1	333-222441	10.9	1/5/2018

10.10 †	Form of Israeli Option Grant to Israeli Employees and Directors Agreement	S-1	333-222441	10.10	1/5/2018

10.11	Form of Israeli Option Grant to Israeli Non-Employees and Controlling Shareholders Agreement	S-1	333-222441	10.11	1/5/2018

10.12 †	Employment Agreement, dated December 22, 2016, between the Company and Mark Pomeranz	S-1	333-222441	10.12	1/5/2018

10.13	Lease, dated April 13, 2017, between Company and Victoriana Building, LLC	S-1	333-222441	10.13	1/5/2018

10.14	Form of Subscription Agreement for Convertible Notes Offering	S-1	333-222441	10.14	1/5/2018

10.15	Finders Agreement, dated October 14, 2016, between the Company and Aegis Capital Corporation	S-1	333-222441	10.15	1/5/2018

10.16	Finders Agreement, dated December 22, 2016, between the Company and Aegis Capital Corporation	S-1	333-222441	10.16	1/5/2018

10.17 †	Form of Indemnification Agreement	S-1	333-222441	10.17	1/5/2018

10.18 †	Employment Agreement, dated August 16, 2017, between the Company and Andrew Taylor	S-1	333-222441	10.18	1/5/2018

10.19 #	Supply Agreement, dated September 1, 2017, between Motus GI Technologies Ltd. and Polyzen, Inc.	S-1/A	333-222441	10.19	2/7/2018

10.20 †	Amended and Restated Employment Agreement, effective September 24, 2018, between the Company and Mark Pomeranz	8-K	001-38389	10.2	9/25/2018

10.21 †	Employment Agreement, effective October 1, 2018, between the Company and Timothy P. Moran	8-K	001-38389	10.1	9/25/2018

10.22	Form of Restricted Stock Unit Award Agreement					X

10.23 †	Amended and Restated Employment Agreement, effective March 26, 2019, between the Company and Andrew Taylor					X

21.1	List of Subsidiaries of the Company	S-1	333-222441	21.1	1/5/2018

23.1	Consent of EisnerAmper LLP					X

23.2	Consent of Brightman Almagor Zohar & Co.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X

32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL INSTANCE DOCUMENT	X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	X

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE	X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	X

+	As permitted by Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed herewith. The company will furnish supplementally a copy of any omitted schedule to the SEC upon request.

†	Indicates management contract or compensatory plan.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

MOTUS GI HOLDINGS, INC.

Date: March 26, 2019	By:	/s/ Timothy P. Moran
Timothy P. Moran
Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2019	By:	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy P. Moran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2019
Timothy P. Moran

/s/ Andrew Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2019
Andrew Taylor

/s/ David Hochman	Chairman of the Board	March 26, 2019
David Hochman

/s/ Mark Pomeranz	President, Chief Operating Officer, and Director	March 26, 2019
Mark Pomeranz

/s/ Darren Sherman	Director	March 26, 2019
Darren Sherman

/s/ Gary Jacobs	Director	March 26, 2019
Gary Jacobs

/s/ Samuel Nussbaum	Director	March 26, 2019
Samuel Nussbaum

/s/ Shervin Korangy	Director	March 26, 2019
Shervin Korangy

/s/ Gary Pruden	Director	March 26, 2019
Gary Pruden

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Motus GI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Motus GI Holdings, Inc. and Subsidiaries (the “Company") as of December 31, 2018, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated minimal revenues, experienced negative cash flows from operating activities and has incurred substantial operating losses from its activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP

Philadelphia, PA

March 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MOTUS GI HOLDINGS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Motus GI Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and the related consolidated statement of comprehensive loss, stockholders’ equity and cash flows for year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s minimal revenues and substantial operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

March 28, 2018

We began serving as the Company’s auditor in 2009. In 2018, we became the predecessor auditor.

Motus GI Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017

ASSETS

Current assets
Cash and cash equivalents	$18,050	$6,939
Short-term investments	3,043	—
Accounts receivable	5	—
Inventory	23	6
Prepaid expenses and other current assets	930	739
Deferred financing fees	—	602
Total current assets	22,051	8,286

Fixed assets, net	846	783
Other non-current assets	57	99

Total assets	$22,954	$9,168

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,140	$1,733
Other current liabilities	253	250
Total current liabilities	2,393	1,983

Contingent royalty obligation	1,953	1,662
Other non-current liabilities	91	—

Total liabilities	4,437	3,645

Shareholders’ equity
Preferred stock $0.0001 par value; 8,000,000 shares authorized; zero shares issued and outstanding	—	—
Preferred Series A stock $0.0001 par value; 2,000,000 shares authorized; zero and 1,581,128 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	—
Common stock $0.0001 par value; 50,000,000 shares authorized; 21,440,148 and 10,493,233 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	2	1
Additional paid-in capital	79,893	44,643
Accumulated deficit	(61,378)	(39,121)
Total shareholders’ equity	18,517	5,523

Total liabilities and shareholders’ equity	$22,954	$9,168

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017

Revenue	$36	$—
Cost of revenue	54	—
Gross loss	(18)	—

Operating expenses:
Research and development	6,048	4,262
Sales and marketing	4,312	2,415
General and administrative	8,547	6,287

Total operating expenses	18,907	12,964

Operating loss	(18,925)	(12,964)

Warrant expense	(3,156)	—
Loss on change in estimated fair value of contingent royalty obligation	(291)	(252)
Finance income (expense), net	103	(6)
Other income	38	—
Foreign currency (loss) gain	(26)	22

Loss before income taxes	(22,257)	(13,200)

Income tax expense	—	—

Net loss	$(22,257)	$(13,200)
Basic and diluted loss per common share	$(1.47)	$(1.28)
Weighted average number of common shares outstanding, basic and diluted	15,137,144	10,332,554

Motus GI Holdings, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share and per share amounts)

	Preferred Stock		Preferred Series A Stock		Common Stock		Additional paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	shareholders’ equity
Balance at January 1, 2017	—	$—	1,214,845	$—	9,294,463	$1	$35,949	$(25,921)	$10,029
Issuance of shares	—	—	366,283	—	1,098,849	—	6,474	—	6,474
Share based compensation	—	—	—	—	99,167	—	2,220	—	2,220
Exercise of options	—	—	—	—	754	—	—	—	—
Net loss	—	—	—	—	—	—	—	(13,200)	(13,200)
Balance at December 31 , 2017	—	—	1,581,128	—	10,493,233	1	44,643	(39,121)	5,523
Issuance of common shares upon initial public offering, net of offering costs of $2,546	—	—	—	—	3,500,000	—	14,955	—	14,955
Conversion of preferred shares to commons shares in connection with initial public offering	—	—	(1,581,128)	—	1,581,128	—	—	—	—
Issuance of common shares upon public offering, net of offering costs of $1,346	—	—	—	—	5,000,000	1	12,153	—	12,154
Issuance of common shares upon exercise of overallotments, net of offering costs of $164	—	—	—	—	806,000	—	2,141	—	2,141
Issuance of common shares upon exercise of options	—	—	—	—	14,396	—	48	—	48
Issuance of common shares upon cashless exercise of options	—	—	—	—	391	—	—	—	—
Share based compensation	—	—	—	—	45,000	—	2,797	—	2,797
Warrant expense	—	—	—	—	—	—	3,156	—	3,156
Net loss	—	—	—	—	—	—	—	(22,257)	(22,257)
Balance at December 31, 2018	—	$—	—	$—	21,440,148	$2	$79,893	$(61,378)	$18,517

Motus GI Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

	For the year ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,257)	$(13,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152	65
Loss on change in estimated fair value of contingent royalty obligation	291	252
Share based compensation	2,475	2,220
Amortization of bond premium	33	—
Warrant expense	3,156	—
Inventory write-down	364	72
Write-down of workstations related to evaluation agreements	332	—
Changes in operating assets and liabilities:
Accounts receivable	(5)	—
Inventory	(381)	3
Prepaid expenses and other current assets	69	(476)
Accounts payable and accrued expenses	744	210
Other current and non-current liabilities	94	456
Net cash used in operating activities	(14,933)	(10,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(547)	(707)
Repayment from long-term deposits	—	(44)
Repayment of shareholder loan receivable	126	—
Purchase of available-for-sale securities	(5,043)	—
Proceeds from sale of available-for-sale securities	2,000	—
Purchase of held-to-maturity securities	(4,863)	—
Proceeds from sale of held-to-maturity securities	4,830	—
Net cash used in investing activities	(3,497)	(751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings	31,000	—
Proceeds from exercise of over-allotment options	2,305	—
Proceeds from exercise of options	48	—
Proceeds from issuance of shares, net of financing costs of $851	—	6,474
Financing fees	(3,812)	(37)
Net cash provided by financing activities	29,541	6,437

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,111	(4,712)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,939	11,651
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,050	$6,939

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Reclassification of deferred financing costs from current assets to common stock	$602	$—
Cashless exercise of options	$2	$—
Financing fees included in accounts payable and accrued expenses	$207	$565

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Note 1 – Description of Business

Motus GI Holdings, Inc. (the “Company”) was incorporated in Delaware, U.S.A. in September 2016. The Company and its subsidiaries, Motus, Ltd. and Motus, Inc., are collectively referred to as “Motus GI” or the “Company”.

The Company has developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) and CE mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. To date, as part of the limited market development launch, the Company has focused on collecting additional clinical and health economic data, as exemplified by the initiated Reliable Endoscopic Diagnosis Utilizing Cleansing Enhancement Study (the “REDUCE Study”), along with garnering valuable experience in key hospitals on the use of the Pure-Vu System to support a planned full launch in the United States inpatient colonoscopy market in 2019. The Company does not expect to generate significant revenue from product sales unless and until the Company expands its commercialization efforts.

Note 2 – Going Concern

To date, the Company has generated minimal revenues, experienced negative cash flows from operating activities and has incurred substantial operating losses from its activities. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through additional raises of capital.

The Company has financed its operations primarily through sales of equity-related securities. At December 31, 2018, the Company had an accumulated deficit of approximately $61.4 million, total current assets of approximately $22.1 million and total current liabilities of approximately $2.4 million resulting in working capital of approximately $19.7 million. At December 31, 2018, the Company had cash and cash equivalents, and short-term investments of approximately $21.1 million. Based on the Company’s current business plan, it believes their cash, cash equivalents, and short-term investments balance as of December 31, 2018 will be sufficient to meet its anticipated cash requirements through the fourth quarter of 2019. However, there is no assurance that the current business plan will be achievable.

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

Note 3 – Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Motus Ltd., an Israel corporation, which has operations in Tirat Carmel, Israel, and Motus Inc., a Delaware corporation, which has operations in the U.S. All inter-company accounts and transactions have been eliminated in consolidation.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. The Company reclassified short-term deposits to prepaid expenses and other current assets, other current liabilities to accounts payable and accrued expenses, revenue and cost of revenue to research and development expense, and finance income (expense), net to loss on change in estimated fair value of contingent royalty obligation and foreign currency (loss) gain.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional currency and foreign currency translation

The functional currency of the Company, inclusive of foreign subsidiaries, is the U.S dollar (“dollar”) since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances denominated in foreign currencies have been re-measured to dollars in accordance with the provisions of ASC 830-10, “Foreign Currency Translation”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of comprehensive loss as foreign currency (loss) gain, as appropriate.

Cash and cash equivalents

The Company considers all highly liquid investment securities with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value. Cash and cash equivalents include cash on-hand and highly-rated U.S. government backed money market fund investments.

Short-term investments

The Company invests all excess cash primarily in debt securities.

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are carried at amortized cost. Purchase premiums and discounts are recognized in finance income (expense), net over the term of the security. Investment securities not classified as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value, with unrealized gains and losses reported in net loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date.

Management evaluates whether available-for-sale securities and held-to-maturity securities are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the years ended December 31, 2018 and 2017, no investment OTTI losses were realized.

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

The Pure-Vu System – The Company developed a medical device system (a “Workstation”) and a single use disposable sleeve (a “Disposable”) designed to improve a colonoscopy procedure. The Company places its Workstations in a healthcare professional’s office at no charge. The Disposables are used in conjunction with the Workstation. The Company typically enters into agreements for an evaluation period that have terms of two and three months and can be extended for successive periods by written agreement by both the Company and the customer. The Company initially provides the customer with a free demonstration pack of Disposables so that the customer can evaluate both the Workstation and Disposables. After the evaluation period, the Company charges a fee for the Disposables shipped once the free demonstration pack was used. The Company recognizes revenue for the fees charged over the term of the arrangement, which equated to usage.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

For the purposes of U.S. GAAP only, this type of arrangement is treated as a short term operating lease, and thus is outside the scope of ASC 606 and is accounted for in accordance with ASC 840, Leases. While this arrangement is not an operating lease contractually, this arrangement is viewed as an operating lease for accounting purposes since in this arrangement the Company provides the customer the rights to use the Workstation and Disposables, which are interdependent, and the customer controls physical access to the Workstation while controlling the utility and output during the term of the arrangement.

During the year ended December 31, 2018, the Company recognized revenue of $36 from the sale of Disposables which equates to the usage period of the Disposables over the term of the agreement.

The Company recorded no revenue during the year ended December 31, 2017.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers’ ability to pay. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $0.

Inventory

Inventories are stated at lower of cost or net realizable value using the weighted average cost method and are evaluated at least annually for impairment. Inventories at December 31, 2018 and 2017 consisted of finished goods. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. For the years ended December 31, 2018 and 2017, an inventory write-down charge of $364 and $72 was recorded, respectively, based on managements’ determination to use the inventory for clinical trials, training and demonstration purposes.

Deferred financing fees

Initial public offering (“IPO”) fees and expenses reflect costs directly attributable to the Company’s IPO process, which closed on February 16, 2018. The Company accounted for such costs in accordance with ASC 340-10, Other Assets and Deferred Costs. ASC 340 states that costs directly attributable to a successfully completed offering of equity securities may be deferred and charged against the gross proceeds of the offering as a reduction of additional paid-in capital. As of December 31, 2017, the Company recorded deferred financing fees in the amount of $602 in relation to its IPO. During the year ended December 31, 2018, the entire amount of deferred financing fees was recorded as additional paid in capital.

 Fixed assets, net

Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated based on the straight-line method, at annual rates reflecting the estimated useful lives of the related assets, as follows:

Office equipment	5-15 years
Computers and software	3-5 years
Machinery	5-10 years
Lab and medical equipment	5-7 years
Leasehold improvements	Shorter of lease term or useful life

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Fixed assets, summarized by major category, consist of the following for the years ended:

	December 31,
	2018	2017
Office equipment	$144	$134
Computers and software	284	192
Machinery	329	328
Lab and medical equipment	391	279
Leasehold improvements	105	105
Total	1,253	1,038
Less: accumulated depreciation and amortization	(407)	(255)
Fixed assets, net	$846	$783

For the years ended December 31, 2018 and 2017, the Company recorded a write down charge related to workstations used for evaluations (see Revenue Recognition above) of $332 and $0, respectively.

Stock-based compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s statement of comprehensive loss. The Company recognizes share-based award forfeitures as they occur rather than estimate by applying a forfeiture rate.

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

The Company recognizes compensation expense for the fair value of non-employee awards based on the straight-line method over the requisite service period of each award.

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

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Basic and diluted net loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year, plus the number of common shares that would have been outstanding if all potentially dilutive ordinary shares had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”. Potentially dilutive common shares were excluded from the calculation of diluted loss per share for all periods presented due to their anti-dilutive effect due to losses in each period.

Research and development expenses, net

Research and development expenses are charged to the consolidated statement of comprehensive loss as incurred. Grants received for funding of approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred expenses.

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, Income Taxes (ASC 740). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There are currently no open Federal or State audits. The Company has not recorded any liability for uncertain tax positions at December 31, 2018 or December 31, 2017.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company reduced its gross deferred tax assets and corresponding valuation allowance by approximately $0.4 million on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of December 31, 2017 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of December 31, 2017.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

For the years ended December 31, 2018 and 2017, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2018 and 2017, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Fair value of financial instruments

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

Level 2 – Quoted prices in non-active markets or in active markets for similar assets or liabilities, observable inputs other than quoted prices, and inputs that are not directly observable but are corroborated by observable market data;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2018 and 2017.

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets
Short-term investments	$3,043	$—	$—	$3,043

Liabilities
Contingent royalty obligation	$—	$—	$1,953	$1,953

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$—	$—	$1,662	$1,662

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

Contingent Royalty Obligation

In estimating the fair value of the Company’s contingent royalty obligation (see Note 7), the Company used the discounted cash flow method as of December 31, 2018 and 2017. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 contingent royalty obligation for the years ended December 31, 2018 and 2017:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at January 1, 2017	$1,410
Change in estimated fair value of contingent royalty obligation	252
Balance at December 31, 2017	1,662
Change in estimated fair value of contingent royalty obligation	291
Balance at December 31, 2018	$1,953

The contingent royalty obligation is re-measured at each balance sheet date using the following assumptions as of December 31, 2018 and 2017: 1) Discount rate of 20%, and 2) rate of royalty payment of 3%.

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

Recent accounting standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings. The FASB subsequently issued Accounting Standards Update No. 2018-10 and Accounting Standards Update No. 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”). Accounting Standards Update No. 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. The new lease standard requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. Additional footnote disclosures related to leases will also be required.

On January 1, 2019, the Company adopted the new lease standard using the optional transition method. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease; will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

On January 1, 2019, the Company expects to recognize right of use assets and lease liabilities in the range of approximately $800-$1,100 and no adjustment to the accumulated deficit. The Company does not expect the adoption of the new lease standard to impact its consolidated statement of comprehensive loss or its consolidated statement of cash flows.

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This amendment is effective for periods beginning after December 15, 2017 for public entities. The Company adopted the guidance in the first quarter of 2018 on a retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company will adopt ASU 2018-07 effective January 1, 2019, and the adoption of this ASU will not have a material effect on its consolidated financial statements.

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

Note 4 – Short-term Investments

Short term investments as of December 31, 2018 consist of available-for-sale securities which are carried at fair value. Interest and dividends on short-term investments are included in finance income, net. The Company did not have any short-term investments at December 31, 2017.

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2018:

	Amortized Cost	Carrying Value
Mutual fund, available for sale	$3,043	$3,043
Total	$3,043	$3,043

Note 5 – Prepaid Expenses and Other Current Assets

During the year ended December 31, 2018, the Company entered into non-employee agreements with service providers where it issued fully vested and non-forfeitable warrants and common stock for future services to be rendered. As of December 31, 2018, the Company recorded, in the aggregate, a prepaid expense totaling $344 for the value of the vested warrants.

The Company contracts with vendors to produce components and inventory for the Company’s clinical studies, training, and future sales. As of December 31, 2018 and 2017, the Company recorded advanced payments as prepaid expenses totaling $353 and $408, respectively, with two of these suppliers which was recorded as vendor deposits against future purchases.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 6 – Other Current and Non-Current Liabilities

As of December 31, 2018 and 2017, other current and non-current liabilities consisted of the following:

Other Current Liabilities:	December 31,
	2018	2017
Employment buy-out payments	$240	$—
Royalty on coated products	13	—
Deferred financing fees	—	250
Total	$253	$250

Other Non-Current Liabilities:	December 31,
	2018	2017
Royalty on coated products	38	—
Deferred rent	53	—
Total	$91	$—

Note 7 – Commitments and Contingencies

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

For the year ended December 31, 2018, the Company recorded $50 as general and administrative expense to accrue the one-time milestone payments in anticipation of the first commercial sale of a coated product in the next six months. As of December 31, 2018, the Company has recorded $13 as other current liabilities and $38 as long-term liabilities. After discussions with the vendor, previous shipments have been deemed for pilot use and not a commercial sale.

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) (formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry (the “OCS”)) for the financing of a portion of its research and development expenditures pursuant to the Israeli law for Encouragement of Research, Development and Technological Innovation in the Industry Law 5744-1984 (“Research Law”), and the regulations previously promulgated thereunder, as well as the IIA’s rules and benefit tracks which apply to companies receiving IIA funding (collectively, including the Research Law, the “IIA Regulations”). The Company has received funding from the IIA, which was received and recorded between the periods ending December 31, 2011 through 2016, in the aggregate amount of $1,332 and has a contingent obligation to the IIA in the amount of approximately $1,383 and $1,370 as of December 31, 2018 and 2017, respectively, which is generally repaid in the form of royalties ranging from 3% to 3.5% (which may be increased under certain circumstances) of revenues generated (in any fashion) from know-how developed using IIA grants, up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense and liability during the years ended December 31, 2018 and 2017 as sales occur.

Lease Agreements

On April 13, 2017, the Company entered into a lease for a facility in Fort Lauderdale, Florida, which the Company began occupying in October 2017. On December 20, 2017, the Company entered into an amended lease agreement upon remeasurement of the lease space. The facility currently consists of approximately 4,600 square feet, which will increase to approximately 6,500 square feet by the second year of the lease. The term runs for seven years and two months from September 2017. Annual base rent is amended to $159 per year, subject to annual increases of 2.75%, which is recognized on a straight-line basis.

On January 1, 2015, the Company entered into a five year lease agreement for its facilities in Israel through December 31, 2019. The annual lease fees are $82. The Company has an option to renew the lease agreement for three more years after the initial term period ends. The annual lease fees will increase by 4% beginning on the renewal option date.

For the years ended December 31, 2018 and 2017, the Company recorded rent expense of $526 and $211, respectively.

Certain vehicles are leased by the Company under agreements that expire at various dates through 2021.

Many of these leases provide for payment by the Company, as the lessee, of taxes, insurance premiums, costs of maintenance and other costs. At December 31, 2018, the Company had the following future minimum lease commitments:

Twelve Months Ended December 31,	Amount
2019	$376
2020	282
2021	207
2022	181
2023	184
Thereafter	157
Total	$1,387

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

Royalty Payment Rights on Royalty Payment Rights Certificates

The Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designation”), establishing the rights and preferences of the holders of the Series A Convertible Preferred Stock, including certain directors and officers of the Company (the “Royalty Payment Rights”). As set forth in the in the Certificate of Designation, the Royalty Payment Rights initially entitled the holders in aggregate, to a royalty in an amount of:

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at December 31, 2018 and 2017 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly;

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

* Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of December 31, 2018.

** Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Royalty Payment Rights Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of December 31, 2018.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Royalty Amount will be payable up to the later of (i) the latest expiration date of the Company’s patents issued as of December 22, 2016, or (ii) the latest expiration date of any pending patents as of December 22, 2016 that have since been issued or may be issued in the future (which is currently November 2034). Following the expiration of all such patents, the holders of the Royalty Payment Rights Certificates and the holders of the Placement Agent Royalty Payment Rights Certificates will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a long-term liability at fair value in the consolidated balance sheets at December 31, 2018 and 2017 in the amount of $1,953 and $1,662, respectively. For the years ended December 31, 2018 and 2017, the Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $291 and $236, respectively.

Employment Agreements

Employment Agreement with Mr. Moran

The Company entered into an employment agreement with Mr. Moran, which became effective on October 1, 2018. Under the terms of Mr. Moran’s employment agreement, he holds the position of Chief Executive Officer and receives a base salary of $475 annually. In addition, Mr. Moran is eligible to receive an annual bonus payment in an amount equal to up to sixty percent (60%) of his then-Base Salary if the Board determines that he has met the target objectives communicated to him. For the first twelve months of his employment (the period from October 1, 2018 through October 1, 2019), the payout range for the Performance Bonus shall be between fifty percent (50%) and two hundred percent (200%) of the Bonus Target if the Board determines the objectives have been achieved. Thereafter, subsequent payout parameters will be determined by the Board based upon parameters set by the Board and Mr. Moran for an overall Company executive bonus program using market data and analysis input from a third-party expert compensation firm.

In connection with his employment agreement, Mr. Moran was granted (i) an option, granted on November 8, 2018, to purchase 495,000 shares (the “Initial Option Grant”) of the Company’s common stock pursuant to the Company’s 2016 Equity Incentive Plan, at an exercise price of $3.78 per share (see Note 9 for recognition of stock options granted during 2018) and (ii) a restricted stock unit award granted on October 1, 2018 for 165,000 shares of common stock (the “Initial Restricted Stock Unit Award”). The Company valued the restricted stock award at its fair market value on the grant date for a total of $810 which vests in equal quarterly installments over four years, and common stock related to the restricted stock unit is issued in quarterly installments upon vesting. The Company recorded as general and administrative expense $152 in the consolidated statement of comprehensive loss for the restricted stock unit award for the year ended December 31, 2018. As agreed between Mr. Moran and the Board of Directors, the Initial Option Grant will vest in equal quarterly installments over three years commencing from October 1, 2018 and the restricted stock unit will vest in equal quarterly installments over four years commencing from October 1, 2018. Further, Mr. Moran was granted employment buy-out payments in the amount of $400 each on March 1, 2019, November 1, 2019, March 1, 2020 and November 1, 2020, which Mr. Moran will receive if actually employed by the Company on such dates. The employment buy-out payments are being accrued ratably for the amount earned from each payment date. During the year ended December 31, 2018, the Company recorded $240 related to the employment buy-out payments included in general and administrative expenses in the consolidated statement of comprehensive loss and in other current liabilities on the accompanying balance sheet as of December 31, 2018.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

Amended and Restated Employment Agreement with Mr. Pomeranz

On September 24, 2018, the Company entered into an amended and restated employment agreement with Mark Pomeranz, pursuant to which Mr. Pomeranz transitioned from his previous role as President and Chief Executive Officer, into the role of President and Chief Operating Officer as of October 1, 2018. Under the terms of the amended and restated employment agreement, Mr. Pomeranz holds the position of President and Chief Operating Officer and receives a base salary of $385 annually. In addition, Mr. Pomeranz is eligible to receive (i) for the calendar year ending December 31, 2018, a bonus payment in an amount equal to up to thirty one and one quarter percent (31.25%) of his then base salary if the Board determines that he has met the target objectives communicated to him, with a payout range for the 2018 Bonus of between fifty percent (50%) and two hundred percent (200%) of the 2018 Bonus Target, and (ii) effective January 1, 2019 and thereafter an annual bonus payment in an amount equal to up to fifty percent (50%) of his base salary if the Board determines that he has met the target objectives communicated to him. Payout parameters for his bonus will be determined by the Board based upon parameters set by the Board and CEO for an overall Company executive bonus program using market data and analysis input from a third-party expert compensation firm.

Amended and Restated Employment Agreement with Mr. Taylor

On March 26, 2019, the Company entered into an amended and restated employment agreement with Andrew Taylor, the Company’s Chief Financial Officer.

Under the terms of the amended and restated employment agreement, Mr. Taylor holds the position of Chief Financial Officer, and receives a base salary of $310 annually. In addition, Mr. Taylor is eligible to receive an annual bonus payment, initially for the twelve-month period ending December 31, 2019, in an amount equal to up to thirty-five percent (35%) of his base salary if the Board determines that he has met the target objectives communicated to him. Payout parameters for his bonus will be determined by the Board based upon parameters set by the Board and CEO for an overall Company executive bonus program using market data and analysis input from a third-party expert compensation firm.

Other Commitments

The Company has a severance contingency for severance payments to its CEO, COO, and CFO in the aggregate of approximately $1,319, in the event that they are terminated without cause or leave due to good cause, as outlined in their employee agreements. Management estimates that the likelihood of payment is remote; therefore, no liability was reflected in these consolidated financial statements.

Other Contractual Commitments

At December 31, 2018, the Company had the following future minimum other contractual commitments:

Year Ended December 31,	Amount
2019	$107
Thereafter	—
Total	$107

Note 8 – Related Party Transactions

Other than transactions and balances related to cash and share-based compensation to officers and directors, the Company did not have any transactions and balances with related parties and executive officers during the years ending December 31, 2018 and 2017 except for the following:

Shareholder Loan

During the year ended December 31, 2018, the Company received $126 in cash proceeds as repayment of a shareholder loan. The loan was entered into on May 15, 2017 for a principal balance of $122 at a stated interest rate of 3.4%. The loan principal and accrued interest was repaid in full as of December 31, 2018. For the years ended December 31, 2018 and 2017, the Company recorded $4 and $0 as finance income related to the shareholder loan.

Sales and Marketing Services Arrangement with FreeHold Surgical, Inc.

Beginning in the fourth quarter of 2017, the Company began to make payments to FreeHold Surgical, Inc (“FreeHold”), an entity in which one of our Directors serves as a Director and President, for services rendered beginning August 2017. In the third quarter of 2018, the agreement was amended to reduce the number of sales representatives from two to one and revise the fee arrangement from $25 to $8 for each month. Pursuant to the fee arrangement, the Company paid FreeHold a monthly amount of approximately $25 for each month through June 30, 2018 and approximately $8 for each month from July 1, 2018 for sales and marketing services performed for the Company, on a part time basis, by two Freehold sales representatives through June 2018 and one Freehold sales representative from July 2018 to September 2018 (the “FreeHold Services”). As of December 31, 2018 and 2017, the Company had $8 and $50 recorded as accounts payable to FreeHold, respectively. For the years ended December 31, 2018 and 2017, the Company recorded $192 and $80, respectively, as sales and marketing expense related to this arrangement. On October 31, 2018, the Company gave thirty-day notice to FreeHold for termination of its services agreement effective November 30, 2018.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 9 – Stockholder’s Equity

Initial Public Offering

On February 16, 2018, the Company closed its IPO in which it sold 3,500,000 shares of the Company’s common stock at a public offering price of $5.00 per share. In connection with the closing of the IPO, (1) the Company received net proceeds of approximately $15,000 after deducting underwriting discounts and commissions of $1,400 and other offering expenses of approximately $1,100, (2) the amendment to the registration rights agreement described below became effective, (3) the amendment to the Certificate of Designation described above in Note 7 became effective, (4) all outstanding shares of Series A Convertible Preferred Stock converted, on a one-to-one basis, into shares of the Company’s common stock, (5) the Company issued the Royalty Payment Rights Certificates as described in Note 7, and (6) the Company issued warrants to certain of the former Series A Convertible Preferred Stock holders, pursuant to the amendment to the Registration Rights Agreement, the amendment to the Certificate of Designation, and the execution of a lock up agreement, to purchase an aggregate of 1,095,682 shares of the Company’s common stock (the “Ten Percent Warrants”). The Ten Percent Warrants are currently exercisable, have a five-year term, and provide for cashless exercise. In addition, the Company granted the representative of the several underwriters in the IPO (the “Representative”) a 30-day option (the “Over-Allotment Option”) to purchase up to an aggregate 525,000 additional shares of the Company’s common stock at an exercise price of $5.00 per share.

The Ten Percent Warrants were valued using the Black-Scholes option pricing model using the following assumptions, (i), exercise price of $5.00 (ii) expected life of 5 years, (iii) volatility of 67.08%, (iv) risk-free rate of 2.63%, and (v) dividend rate of zero. For the year ended December 31, 2018, the Company recorded $3,156 for the fair value of the Ten Percent Warrants as warrant expense in the accompanying consolidated statement of comprehensive loss.

On March 12, 2018, the Company issued an additional 56,000 shares of its common stock at a price of $5.00 per share, pursuant to the Representative’s partial exercise of the Over-Allotment Option. In connection with the closing of the partial exercise of the Over-Allotment Option, the Company received net proceeds of $258 after deducting underwriting discounts and commissions of $22.

Follow On Public Offering

On December 24, 2018, the Company completed a follow on underwritten public offering of 5,750,000 shares of the Company’s common stock at a public offering price of $2.70 per share (the “Follow On Offering”), inclusive of 750,000 shares issued pursuant to the full exercise of the underwriters option to purchase up to an additional 750,000 shares (the “Underwriters Option”) of the Company’s common stock in connection with the Follow On Offering. Net proceeds from the Follow On Offering were approximately $14,036, inclusive of $1,883 pursuant to the full exercise of the Underwriters Option, after deducting, in the aggregate, underwriting discounts and commissions $1,086 and other offering expenses of approximately $402.

Issuance of Common Stock and Warrants to Purchase Common Stock

On March 27, 2018, the Company’s Board of Directors approved the issuance of 15,000 shares of the Company’s common stock to a third party for services to be provided. The stock vests immediately and is subject to a lock-up through February 14, 2019. The Company recorded the fair market value of the stock as stock-based compensation in the amount of $69.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

On June 6, 2018, the Company entered into a consultant agreement with a service provider which shall continue until the agreement is terminated by the Company or service provider by providing at least five business days’ prior written notice. Pursuant to the agreement, the Company (a) issued a warrant on June 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $5.25 per share, at which time a measurement date was reached (b) upon the four (4) month anniversary of the execution of the agreement will issue a warrant to purchase 10,000 shares of the Company’s common stock, with an exercise price of $6.25 per share, and (c) upon the eight (8) month anniversary of the execution of the agreement, provided the service provider is still engaged at that time, will issue a warrant to purchase 10,000 shares of the Company’s common stock, with an exercise price of $7.25 per share (collectively, such warrants referred to as the “Consultant Warrants”). The Consultant Warrants will each have a five-year term, vest immediately, and will provide for cashless exercise. Warrants totaling 30,000 in relation to this agreement were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 67.25%, 69.23%, and 70.86% (iii) risk-free rate of 2.51%, 2.81%, and 3.07%, and (iv) dividend rate of zero. The fair value of the 30,000 warrants was initially estimated to be $95 at the inception of the agreement. At December 31, 2018, the fair value was re-measured to be $79 which is expensed using the straight-line method over eight months. The Company recorded $67 as general and administrative expense in the accompanying consolidated statement of comprehensive loss in relation to the 30,000 warrants for the year ended December 31, 2018.

On July 2, 2018, the Company entered into a consultant agreement with a service provider which shall continue until February 28, 2019, unless and until sooner terminated by the Company or service provider by providing, at any time after October 2, 2018, at least five business days’ prior written notice. Pursuant to the agreement, the Company (i) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expires 12 months from the date of agreement, (ii) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expires 18 months from the date of the agreement, (iii) upon the three (3) month anniversary of the date of the agreement will issue a fully-vested and nonforfeitable warrant to purchase 25,000 shares of the Company’s common stock with an exercise price of $8.75 per share, and expires 18 months from the date of the agreement and (iv) upon the six (6) month anniversary of the date of the agreement, provided the service provider is still engaged at that time, will issue a fully-vested and nonforfeitable warrant to purchase 25,000 shares of common stock of the Company with an exercise price of $10.00 per share, and expires 24 months from the date of the agreement. The warrants issued under this agreement are callable by the Company and it will have the right to require the consultant to exercise all or any warrants still unexercised for a cash exercise or the Company may re-purchase the warrant at a price of $0.01 per warrant share if the Company’s stock trades above a closing floor price ranging from $9.00 to $13.00 per share for ten (10) consecutive trading days. In accordance with FASB ASC 480, the call feature is a conditional obligation upon an event not certain to occur that becomes mandatorily redeemable if that event occurs, the condition is resolved, or that event becomes certain to occur. Because the conditional event is within control of the Company, the call feature is not recognized for accounting purposes until the Company exercises its rights under agreement. Warrants totaling 100,000 in relation to this agreement were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 1-2 years, (ii) volatility of 62.04% - 65.84%, (iii) risk-free rate of 2.34% - 2.66%, and (iv) dividend rate of zero. The aggregate fair value of the 100,000 warrants was initially estimated to be $146 and was re-measured at December 31, 2018 for $122 which will be expensed using the straight-line method over eight months. The Company recorded $95 as general and administrative expense in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2018. As of December 31, 2018, the Company has recorded a prepaid expense in the amount of $27, related to the fully vested, nonforfeitable warrants issued for which services have not been rendered.

On July 3, 2018, the Company entered into an amendment to a consulting agreement dated May 27, 2017 as a continuation of investor relation and consulting services to extend the termination of the agreement to July 2019 and issued 30,000 shares of common stock which vests immediately and a warrant to purchase 90,000 shares of common stock which vests immediately. The warrants are exercisable at $8.50 per share and expire five years from the date of issuance. The 90,000 warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 68.31%, (iii) risk-free rate of 2.72%, and (iv) dividend rate of zero. The fair value of the 90,000 warrants and 30,000 shares of common stock was estimated to be $594 which will be expensed using the straight-line method over thirteen months, the expected term of the agreement. The Company recorded $276 as general and administrative expense in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2018. As of December 31, 2018, the Company has recorded a prepaid expense in the amount of $317, related to the fully vested nonforfeitable shares of common stock and warrants issued for which services have not been rendered.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

Consultant Award

On July 3, 2018, the Company engaged an executive search firm (the “Firm”) to conduct a confidential search for a Chief Executive Officer (the “CEO”) for the Company. The terms of the engagement were that upon a successful search, the Company would compensate the Firm one-third of the total first-year actual cash compensation for the position. The Company agreed to (a) make payments based on the CEO’s base salary of $475, and (b) make a true-up payment (the “True-up Payment”) at the end of the CEO’s first year of employment based on the actual cash compensation earned within the CEO’s first year of employment, exclusive of any Employment Buy-Out Payments.

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

Firm Compensation

The Firm’s total compensation is to be paid 75% in cash and 25% in equity in the form of a warrant valued per the last round valuation. The cash component for the initial base salary measurement for $119 was payable in three (3) monthly installments with the first installment dated at the start date of the engagement. Therefore, the first installment was dated July 3, 2018; since, the Company deemed the services began in July 2018. As of December 31, 2018, the $119 cash component has been paid and was expensed as general and administrative in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2018.

On November 8, 2018, the Company issued a warrant (the “Base Warrant”) to purchase 7,917 shares of the Company’s common stock, with an exercise price of $5.00 per share and expires on November 8, 2021, as payment for the equity component for the initial base salary measurement. The Base Warrant is fully-vested, nonforfeitable and was valued on November 8, 2018 (at which point a measurement date was reached) using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 3 years, (ii) volatility of 63.62%, (iii) risk-free rate of 3.05%, and (iv) dividend rate of zero. The aggregate fair value of the 7,917 warrants was estimated to be $11 which was recorded as general and administrative expense in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2018.

The Firm’s total compensation is the aggregate of one-third of the base salary of $475 which was paid as of December 31, 2018 and one-third of any additional cash compensation earned within the CEO’s first year of employment. As of December 31, 2018, the Company owes the following payments: (i) a warrant (the “Contingent Warrant”) for 25% of one-third of any additional cash compensation earned by the CEO during his first year of employment, and (ii) a cash payment for 75% of one-third of any additional cash compensation earned by the CEO during his first year of employment. For items (i) and (ii), a True-up Payment will be determined after the first year of employment ends and the additional cash compensation is known.

Contingent Warrant

The Contingent Warrant will be issued with an exercise price subject to adjustment and with a three-year term, to purchase shares of the Company’s common stock. As of December 31, 2018, the Contingent Warrant has not been issued but will be fully vested upon issuance.

Consultant Expense

The Company valued the entire agreement and recorded $251 as general and administrative expense for the year ended December 31, 2018 as follows: (i) $158 earned for one-third of $475 paid 75% in cash and 25% by issuing the Base Warrant, and (ii) $93 for the estimated cash portion of the True-up Payment that will also be paid 75% in cash and 25% by issuing a variable number of warrants. As of December 31, 2018, the Company has recorded in the aggregate $93 in accounts payable and accrued expenses in relation to this agreement.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	907,237	$5.00	2.92	$—
Granted	433,632	5.21
Outstanding at December 31, 2017	1,340,869	5.07	4.03	—
Granted	1,288,599	5.42
Outstanding at December 31, 2018	2,629,468	$5.24	3.58	$—

At December 31, 2018, outstanding warrants to purchase 2,629,468 shares of common stock were exercisable with a weighted-average exercise price per share of $5.24.

Stock Options

Exercise of Options

On February 21, 2018, a consultant exercised 896 options on a cashless basis which resulted in the issuance of 391 shares of the Company’s common stock.

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

On September 14, 2018, the Company issued 499 shares of its common stock upon the exercise of 499 employee options at an exercise price of $5.00 per share. In connection with the exercise, the Company received $2 in proceeds.

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of our common stock than would otherwise occur. On January 1, 2018, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 629,594 shares. As of December 31, 2018, there was a total of 2,641,250 shares of common stock reserved for issuance under the 2016 Plan and there were 99,417 shares of common stock available for future grant under the 2016 Plan. In accordance with the terms of the 2016 Plan, effective as of January 1, 2019, the number of shares of common stock available for issuance under the 2016 Plan increased by 1,286,409 shares, which was six (6%) of the outstanding shares of common stock on December 31, 2018. As of January 1, 2019, the 2016 Plan had a total reserve of 3,927,659 shares and there were 1,381,473 shares available for future issuance.

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	125,730	$2.43	7.87	$204
Granted	2,020,769	4.51
Exercised	(1,438)	2.38
Forfeited/cancelled	(341,967)
Outstanding at December 31, 2017	1,803,094	4.41	8.86	421
Granted	812,000	4.16
Exercised	(15,292)	3.31		6
Forfeited/cancelled	(79,701)
Outstanding at December 31, 2018	2,520,101	$4.32	8.72	$—

The options granted during the year ended December 31, 2018 were valued using the Black-Scholes option pricing model using the following weighted average assumptions: (i) expected life of 5.8 years, (ii) volatility of 68.72%, (iii) risk free interest rate of 3.01% and (iv) dividend yield of zero. The weighted average grant date fair value during 2018 was $2.59.

The options granted during the year ended December 31, 2017 were valued using the Black-Scholes option pricing model using the following weighted average assumptions: (i) expected life of 5.8 years, (ii) volatility of 60%, (iii) risk free interest rate of 1.92% to 2.36% and (iv) dividend yield of zero.

At December 31, 2018, unamortized stock compensation for stock options was $2,898, with a weighted-average recognition period of 1.16 years.

At December 31, 2018, outstanding options to purchase 1,113,792 shares of common stock were exercisable with a weighted-average exercise price per share of $4.36.

For the year ended December 31, 2018, the Company recorded $1,832 for stock based compensation expense related to stock options.

For the year ended December 31, 2017, the Company recorded $1,744 for stock based compensation expense related to stock options.

Stock Based Compensation

The following table sets forth total non-cash stock-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit award by operating statement classification for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Research and development	$170	$182
Sales and marketing	158	139
General and administrative	2,147	1,899
Total (1), (2)	2,475	2,220

(1)	As of December 31, 2018 and 2017, the Company recorded a prepaid expense in the amount of $344 and $0, respectively, for the value of vested warrants for future services to be rendered.
(2)	As of December 31, 2018 and 2017, the Company recorded a warrant liability in the amount of $22 and $0, respectively, for the value of warrants to be issued for services provided.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 10 – Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2018 and 2017.

At December 31, 2018 and 2017, the Company had deferred tax assets of $12.1 million and $7.9 million, respectively, against which a full valuation allowance of $12.1 million and $7.9 million, respectively, had been recorded. The change in the valuation allowance for the year ended December 31, 2018 was an increase of $4.2 million. The increase in the valuation allowance for the year ended December 31, 2018 was mainly attributable to increases in net operating losses, non-deductible share based compensation, and accrued liabilities, which resulted in an increase in the deferred tax assets with a corresponding valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards – Federal and state.	$1,413	291
Net operating loss carryforwards – Israel	8,453	6,295
Share based compensation	735	—
Accrued liabilities	1,543	1,269
Gross deferred tax assets	12,144	7,855
Valuation allowance	(12,144)	(7,855)
Gross deferred tax assets after valuation allowance	$—	$—

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2018 and 2017 is as follows:

	For the Year Ended
	December 31,
	2018	2017
U.S. federal statutory tax rate	21.0%	34.0%
State income taxes, net of federal benefit	1.1	1.1
U.S. vs. foreign tax rate differential	0.9	(8.8)
Impact of tax law change	—	(3.0)
Non-deductible expenses	(3.7)	(0.1)
Change in valuation allowance	(19.3)	(23.2)
Effective tax rate	—%	—%

The Company had approximately $48.2 million and $29.5 million of gross net operating loss (“NOL”) carryforwards (federal, state and Israel) as of December 31, 2018 and 2017, respectively. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited.

A reconciliation of the Company’s NOLs for the years ended December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
U.S. Federal NOL’s	$5,720	$1,074
U.S. State NOL’s	5,720	1,074
Israel NOL’s	36,751	27,371
Total NOL’s	$48,191	$29,519

The Company’s federal and state NOL’s of $1.1 million and $5.7 million, respectively, begin to expire after 2036 through 2037. The Company’s federal NOL of $4.6 million, generated in 2018, and the Israel NOL of $36.8 million do not expire.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, eliminated the alternative minimum tax (“AMT”) for corporations, and provided that AMT credit carryforwards are refundable over a period of time beginning with the Company’s 2018 tax year through 2021. The reduction of the corporate tax rate resulted in a write-down of the Company’s gross deferred tax assets of approximately $0.4 million, and a corresponding write-down of the valuation allowance as of December 31, 2017.

Note 11 – Segment Information

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers.

	2018	2017
Revenue in Israel	$—	$—
Revenue in United States	36	—
Total	$36	$—

Long lived assets (property and equipment) attributed to geographic areas are as follows:

	2018	2017
Property and equipment in Israel	$662	$586
Property and equipment in United States	184	197
Total	$846	$783

Note 12 – Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2018 and noted the following subsequent events:

On January 1, 2019, the number of shares of common stock available for issuance under the 2016 Plan increased by 1,286,409 shares (see Note 9).

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

On January 2, 2019, the Company issued a warrant to purchase 25,000 shares of the Company’s common stock with an exercise price of $10.00 per share and an exercise period of 24 months in connection with an agreement entered into on July 2, 2018 (see Note 9).

On January 31, 2019, the Company issued 416 shares of its common stock upon the exercise of 416 employee options at an exercise price of $3.78 per share. In connection with the exercise, the Company received $2 in proceeds.

On February 6, 2019, the Company issued a warrant to purchase 10,000 shares of the Company’s common stock with an exercise price of $7.25 per share and an exercise period of five years in connection with an agreement entered into on June 6, 2018 (see Note 9).

On February 13, 2019, the Company’s Compensation Committee approved the issuance of a 165,000 restricted stock unit award in accordance with the CEO’s employment agreement which vests over a four-year period on a quarterly basis beginning October 1, 2018. On March 5, 2019, the Company issued 10,313 shares of its common stock related to the vested portion of the restricted stock unit award (see Note 7).

On February 13, 2019, the Company’s Compensation Committee approved the issuance of 76,112 restricted stock unit awards, in the aggregate, to executives which vests over a four-year period on a quarterly basis beginning on the February 13, 2019.

On February 13, 2019, the Company’s Compensation Committee approved the issuance of 672,144 options to employees which vest over a three-year period on a quarterly basis to purchase shares of the Company’s common stock at $4.32, the closing share price of the Company’s common stock on the Nasdaq Capital Market on February 13, 2019.

On February 13, 2019, the Company’s Compensation Committee approved the issuance of 165,000 options to members of the Board of Directors which vest over a two-year period on an annual basis to purchase shares of the Company’s common stock at $4.32, the closing share price of the Company’s common stock on the Nasdaq Capital Market on February 13, 2019.

On March 20, 2019 the Company’s Board of Directors approved the issuance of warrants to two consultants which vests immediately to purchase 80,000 shares, in the aggregate, of the Company’s common stock at an exercise price of $5 per share.

On March 26, 2019, the Company entered into an amended and restated employment agreement with Andrew Taylor, the Company’s Chief Financial Officer (see Note 7).