Form 10-Q
period 2019-03-31
Motus GI Holdings, Inc.
filed 2019-05-09
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(954) 541 8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchanged on Which Registered
Common Stock, $0.0001 par value per share	MOTS	The Nasdaq Capital Market

As of May 1, 2019, 21,450,877 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

MOTUS GI HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)	(*)

ASSETS

Current assets
Cash and cash equivalents	$10,248	$18,050
Investments	5,078	3,043
Accounts receivable	1	5
Inventory	115	23
Prepaid expenses and other current assets	1,034	930
Total current assets	16,476	22,051

Fixed assets, net	842	846
Right-of-use assets	990	—
Other non-current assets	13	57

Total assets	$18,321	$22,954

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,195	$2,140
Operating lease liabilities - current	316	—
Other current liabilities	80	253
Total current liabilities	2,591	2,393

Contingent royalty obligation	1,926	1,953
Operating lease liabilities - non-current	683	—
Other non-current liabilities	38	91

Total liabilities	5,238	4,437

Shareholders’ equity

Preferred Stock $0.0001 par value; 8,000,000 shares authorized; zero shares issued and outstanding	—	—
Preferred Series A Stock $0.0001 par value; 2,000,000 shares authorized; zero shares issued and outstanding	—	—
Common Stock $0.0001 par value; 50,000,000 shares authorized; 21,450,877 and 21,440,148 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	80,732	79,893
Accumulated deficit	(67,651)	(61,378)
Total shareholders’ equity	13,083	18,517

Total liabilities and shareholders’ equity	$18,321	$22,954

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$1	$12
Cost of revenue	1	15
Gross loss	—	(3)

Operating expenses:
Research and development	2,404	1,203
Sales and marketing	1,157	741
General and administrative	2,797	2,133

Total operating expenses	6,358	4,077

Operating loss	(6,358)	(4,080)

Warrant expense	—	(3,156)
Gain (loss) on change in estimated fair value of contingent royalty obligation	27	(78)
Finance income (expense), net	60	(9)
Foreign currency loss	(2)	—

Loss before income taxes	(6,273)	(7,323)

Income tax expense	—	—

Net loss	$(6,273)	$(7,323)
Basic and diluted loss per common share	$(0.29)	$(0.57)

Weighted average number of common shares outstanding, basic and diluted	21,443,519	12,933,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Three Months Ended March 31, 2019

(In thousands, except share and per share amounts)

(unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2019	21,440,148	$2	$79,893	$(61,378)	$18,517
Issuance of common shares upon exercise of options	416	—	2	—	2
Issuance of common shares upon vesting of restricted stock units	10,313	—	—	—	—
Share based compensation	—	—	837	—	837
Net loss	—	—	—	(6,273)	(6,273)
Balance at March 31, 2019	21,450,877	$2	$80,732	$(67,651)	$13,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Three Months Ended March 31, 2018

(In thousands, except share and per share amounts)

(unaudited)

	Preferred Stock		Preferred Series A Stock		Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at January 1, 2018	—	$—	1,581,128	$—	10,493,233	$1	$44,643	$(39,121)	$5,523
Issuance of common shares upon initial public offering, net of offering costs of $2,546	—	—	—	—	3,500,000	—	14,955	—	14,955
Conversion of preferred shares to commons shares in connection with initial public offering	—	—	(1,581,128)	—	1,581,128	—	—	—	—
Issuance of common shares upon exercise of overallotments	—	—	—	—	56,000	—	258	—	258
Issuance of common shares upon cashless exercise of options	—	—	—	—	391	—	—	—	—
Share based compensation	—	—	—	—	15,000	—	602	—	602
Warrant expense	—	—	—	—	—	—	3,156	—	3,156
Net loss	—	—	—	—	—	—	—	(7,323)	(7,323)
Balance at March 31, 2018	—	$—	—	$—	15,645,752	$1	$63,614	$(46,444)	$17,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,273)	$(7,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	26
(Gain) loss on change in estimated fair value of contingent royalty obligation	(27)	78
Unrealized gain on investments	(5)	—
Share based compensation	941	602
Non-cash operating lease expense	75	—
Warrant expense	—	3,156
Changes in operating assets and liabilities:
Accounts receivable	4	(6)
Inventory	(92)	(15)
Prepaid expenses and other current assets	(208)	(204)
Accounts payable and accrued expenses	199	347
Operating lease liabilities	(75)	—
Other current and non-current liabilities	(173)	(145)
Net cash used in operating activities	(5,586)	(3,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(44)	(80)
Repayment from long-term deposits	—	5
Purchase of available-for-sale securities	(2,030)	—
Net cash used in investing activities	(2,074)	(75)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	2	—
Proceeds from public offerings	—	17,500
Proceeds from exercise of over-allotment options	—	258
Financing fees	(144)	(2,509)
Net cash (used in) provided by financing activities	(142)	15,249

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,802)	11,690
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,050	6,939
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,248	$18,629

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Reclassification of deferred financing costs from current assets to common stock	$—	$602

Financing fees incurred in the prior period included in accounts payable and accrued expenses	$63	$—

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

The Company has developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) and CE mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. To date, as part of the limited market development launch, the Company has focused on collecting additional clinical and health economic data, as exemplified by the initiated Reliable Endoscopic Diagnosis Utilizing Cleansing Enhancement Study (the “REDUCE Study”), along with garnering valuable experience in key hospitals on the use of the Pure-Vu System to support a planned full launch in the United States inpatient colonoscopy market in the second half of 2019. The Company does not expect to generate significant revenue from product sales unless and until the Company expands its commercialization efforts.

Note 2 – Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2018 10-K filed with the SEC on March 26, 2019. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2018 balance sheet information was derived from the audited financial statements as of that date.

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

The Company has financed its operations primarily through sales of equity-related securities. At March 31, 2019, the Company had an accumulated deficit of approximately $67.7 million, total current assets of approximately $16.5 million and total current liabilities of approximately $2.6 million resulting in working capital of approximately $13.9 million. At March 31, 2019, the Company had cash and cash equivalents, and investments of approximately $15.3 million. Based on the Company’s current business plan, it believes their cash, cash equivalents, and investments balance as of March 31, 2019 will be sufficient to meet its anticipated cash requirements through approximately the fourth quarter of 2019. However, there is no assurance that the current business plan will be achievable.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes revenue generation through the sale of products and raising funds from outside investors. However, there is no assurance that such sale of products will occur or that outside funding will be available to the Company, will be obtained on favorable terms or will provide the Company with sufficient capital to meet its objectives. These condensed financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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
(In thousands, except share and per share amounts)

Note 3 – Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows:

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries, Motus Ltd., an Israel corporation, which has operations in Tirat Carmel, Israel, and Motus Inc., a Delaware corporation, which has operations in the U.S. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional currency and foreign currency translation

The functional currency of the Company, inclusive of foreign subsidiaries, is the U.S dollar (“dollar”) since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances denominated in foreign currencies have been re-measured to dollars in accordance with the provisions of Accounting Standards Codification (“ASC”) 830-10, “Foreign Currency Translation”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the unaudited condensed consolidated statement of comprehensive loss as foreign currency (loss) gain, as appropriate.

Cash and cash equivalents

The Company considers all highly liquid investment securities with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value. Cash and cash equivalents include cash on-hand and highly-rated U.S. government backed money market fund investments.

Investments

The Company accounts for investments held as “available-for-sale” in accordance with ASC 320, “Investments Debt and Equity Securities”. The Company has one investment in a mutual fund and classifies this investment as a current asset and carries it at fair value. Unrealized gains and losses are recorded in finance income (expense), net on the condensed consolidated statement of comprehensive loss. Realized gains or losses on mutual fund transactions are reported in the condensed consolidated statement of comprehensive loss. The mutual fund is maintained at one financial institution.

Management evaluates whether available-for-sale securities are other-than-temporarily impaired (“OTTI”) on a quarterly basis. If management determines that a security is OTTI, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the three months ended March 31, 2019 and 2018, no investment OTTI losses were realized.

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

Revenue Recognition

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

For the purposes of U.S. GAAP only, this type of arrangement is treated as a short-term operating lease, and thus is outside the scope of ASC 606 and is accounted for in accordance with ASC 842, Leases. Effective January 1, 2019, there was no material impact upon the adoption of ASC 842 related to these arrangements. While this arrangement is not an operating lease contractually, this arrangement is viewed as an operating lease for accounting purposes since in this arrangement the Company provides the customer the rights to use the Workstation and Disposables, which are interdependent, and the customer controls physical access to the Workstation while controlling the utility and output during the term of the arrangement.

During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $1 and $12, respectively, from the sale of Disposables which equates to the usage period of the Disposables over the term of the agreement.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers’ ability to pay. As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $0.

Inventory

Inventories are stated at lower of cost or net realizable value using the weighted average cost method and are evaluated at least annually for impairment. Inventories at March 31, 2019 and December 31, 2018 consisted of raw materials in the amount of $92 and $0, respectively, and finished goods in the amount of $23 and $23, respectively. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. For the three months ended March 31, 2019 and 2018, no inventory write-down charge was recorded.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease; did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (facilities).

On January 1, 2019, the Company recognized ROU assets of $1,065 and lease liabilities of $1,074 and no adjustment was made to the Company’s accumulated deficit. The adoption of the new lease standard did not impact the Company’s condensed consolidated statement of comprehensive loss or its condensed consolidated statement of cash flows.

The Company determines if an arrangement is a lease at inception. For the Company’s operating leases, the ROU asset represents the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Since all of the lease agreements do not provide an implicit rate, the Company estimated an incremental borrowing rate in determining the present value of the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

Fixed assets, net

Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated based on the straight-line method, at annual rates reflecting the estimated useful lives of the related assets, as follows:

Office equipment	5-15 years
Computers and software	3-5 years
Machinery	5-10 years
Lab and medical equipment	5-7 years
Leasehold improvements	Shorter of lease term or useful life

Fixed assets, summarized by major category, consist of the following for the years ended:

	March 31, 2019	December 31, 2018
Office equipment	$144	$144
Computers and software	286	284
Machinery	365	329
Lab and medical equipment	397	391
Leasehold improvements	105	105
Total	1,297	1,253
Less: accumulated depreciation and amortization	(455)	(407)
Fixed assets, net	$842	$846

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 is $48 and $26, respectively.

Stock Based Compensation

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of our common stock than would otherwise occur. On January 1, 2019, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 1,286,409 shares. Under the 2016 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 3,927,659. As of March 31, 2019, there were 334,237 shares of common stock available for future grant under the 2016 Plan.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Adoption of Accounting Standards Update 2018-07

The Company has adopted Accounting Standards Update 2018-07 (“ASU 2018-07”), “Improvement to Nonemployee Share-based Payment Accounting”, which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new guidance will be applied prospectively to all new awards granted after the date of adoption. In addition, the new guidance will be applied to all existing equity-classified awards for which a measurement date has not been established under ASC 505-50 by the adoption date by remeasuring at fair value as of the adoption date, and recording a cumulative effect adjustment to opening accumulated deficit on January 1, 2019.

For the Company’s equity-classified awards for which a measurement date has not been established under ASC 505-50, the fair value on January 1, 2019, the adoption date, approximated the value assigned on December 31, 2018, therefore no cumulative adjustment to opening accumulated deficit is required.

Under the revised guidance, the accounting for awards issued to non-employees will be similar to the model for employee awards, except that ASU 2018-07:

●	allows the Company to elect on an award-by-award basis to use the contractual term as the expected term assumption in the option pricing model, and

●	the cost of the grant is recognized in the same period(s) and in the same manner as if the grantor had paid cash.

Employee and Non-Employee Stock Based Compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans and equity awards issued to non-employees based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s condensed consolidated statement of comprehensive loss. The Company recognizes share-based award forfeitures as they occur.

The Company estimates the fair value of granted equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of similar companies in the technology sector. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Restricted Stock Units

The Company issues restricted stock units under its 2016 Equity Incentive Plan. The fair value of the restricted stock units is based on the closing stock price on the date of grant and is expensed as operating expense over the period during which the units vest. Each restricted stock unit entitles the grantee to one share of common stock to be received upon vesting up to four years after the grant date. Recipients of restricted stock units have no voting rights until the vesting of the award.

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

Research and development expenses, net

Research and development expenses are charged to the unaudited condensed consolidated statement of comprehensive loss as incurred.

Patent costs

Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are expensed as incurred.

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018, the Company had a full valuation allowance against deferred tax assets.

For the three months ended March 31, 2019 and 2018, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2019 and 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2019 and during the year ended December 31, 2018.

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets
Investments	$5,078	$—	$—	$5,078

Liabilities
Contingent royalty obligation	$—	$—	$1,926	$1,926

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets
Investments	$3,043	$—	$—	$3,043

Liabilities
Contingent royalty obligation	$—	$—	$1,953	$1,953

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

Contingent Royalty Obligation

In estimating the fair value of the Company’s contingent royalty obligation (see Note 6), the Company used the discounted cash flow method as of March 31, 2019 and December 31, 2018. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 contingent royalty obligation for the three months ended March 31, 2019:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2018	$1,953
Change in estimated fair value of contingent royalty obligation	(27)
Balance at March 31, 2019	$1,926

The contingent royalty obligation is re-measured at each balance sheet date using the following assumptions: 1) discount rate of 21% and 20% as of March 31, 2019 and December 31, 2018, respectively, and 2) rate of royalty payment of 3% as of both March 31, 2019 and December 31, 2018.

For the period ended March 31, 2019, the Company’s estimated discount rate increased from 20% to 21% due to changes in market conditions.

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a Level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $195 and a 2% increase in the discount rate would decrease the liability by approximately $173.

Recently issued accounting standards

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The ASU is effective for the Company in the first quarter of 2020. The Company is currently evaluating the effect the adoption of this ASU will have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for the Company in the first quarter of 2020. The Company will be evaluating the impact this standard will have on the Company’s condensed consolidated financial statements.

Note 4 – Investments

Investments as of March 31, 2019 and December 31, 2018 consist of available-for-sale securities which are carried at fair value. Interest and dividends on investments are included in finance income, net.

The following table summarizes, by major security type, the Company’s investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Amortized Cost	Carrying Value
Mutual fund, available-for-sale	$5,073	$5,078
Total	$5,073	$5,078

	December 31, 2018
	Amortized Cost	Carrying Value
Mutual fund, available-for-sale	$3,043	$3,043
Total	$3,043	$3,043

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Note 5 – Leases

The Company leases an office in Fort Lauderdale, Florida under an operating lease. The term expires November 2024. The annual base rent is $159 per year, subject to annual increases of 2.75%.

The Company leases an office in Israel under an operating lease that expires on December 31, 2019. The annual base rent is $82. The Company has an option to renew the lease agreement for three more years after the initial term period ends. The annual base rent will increase by 4% beginning on the renewal option date.

The Company leases vehicles under operating leases that expire at various dates through 2021.

Many of these leases provide for payment by the Company, as the lessee, of taxes, insurance premiums, costs of maintenance and other costs which are expenses as incurred. Certain operating leases include escalation clauses and some of which may include options to extend the leases for up to 3 years.

Operating cash flow supplemental information for the three months ended March 31, 2019:

An initial right-of-use asset of $1,065 was recognized as a non-cash asset and operating lease liabilities of $1,074 was recognized as a non-cash liability addition with the adoption of the new lease standard. Cash paid for amounts included in the present value of operating lease liabilities was $85 during the three months ended March 31, 2019, which is included in other current and non-current liabilities.

Other Information:
Weighted average remaining lease term – operating leases, in years	4.71
Weighted average discount rate – operating leases	7.61%

Future minimum lease payments under non-cancellable operating leases as of March 31, 2019 were as follows:

Twelve Months Ended December 31,	Amount
2019 (remaining nine months)	$256
2020	252
2021	191
2022	181
2023	184
2024	141
Total future minimum lease payments	$1,205
Imputed interest	(206)
Total liability	$999

The Company’s lease expense was $90 and $73 for the three months ended March 31, 2019 and 2018, respectively, included in general and administrative expenses. The Company did not enter into any lease commitments in the three months ended March 31, 2019.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Note 6 – Commitments and Contingencies

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

For the three months ended March 31, 2019 and 2018, the Company has recorded $0 and $50, respectively, as general and administrative expense to accrue the one-time milestone payments in anticipation of the first commercial sale of a coated product. After discussions with the vendor, previous shipments have been deemed for pilot use and not a commercial sale.

As of March 31, 2019 and December 31, 2018, the Company has recorded $13 as other current liabilities and $38 as other non-current liabilities to accrue the one-time milestone payments. The Company expects to ship its first commercial coated product in the second quarter of 2019.

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) (formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry (the “OCS”)) for the financing of a portion of its research and development expenditures pursuant to the Israeli law for Encouragement of Research, Development and Technological Innovation in the Industry Law 5744-1984 (“Research Law”), and the regulations previously promulgated thereunder, as well as the IIA’s rules and benefit tracks which apply to companies receiving IIA funding (collectively, including the Research Law, the “IIA Regulations”). The Company has received funding from the IIA, which was received and recorded between the periods ending December 31, 2011 through 2016, in the aggregate amount of $1,332 and has a contingent obligation to the IIA in the amount of approximately $1,388 and $1,383 as of March 31, 2019 and December 31, 2018, respectively, which is generally repaid in the form of royalties ranging from 3% to 3.5% (which may be increased under certain circumstances) of revenues generated (in any fashion) from know-how developed using IIA grants, up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense and liability during the three months ended March 31, 2019 and 2018 as sales occur.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Royalty Payment Rights on Royalty Payment Rights Certificates

The Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designation”), establishing the rights and preferences of the holders of the Series A Convertible Preferred Stock, including certain directors and officers of the Company (the “Royalty Payment Rights”). As set forth in the Certificate of Designation, the Royalty Payment Rights initially entitled the holders in aggregate, to a royalty in an amount of:

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at March 31, 2019 and December 31, 2018 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

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

* Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of March 31, 2019.

** Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Royalty Payment Rights Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of March 31, 2019.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the consolidated balance sheets at March 31, 2019 and December 31, 2018 in the amount of $1,926 and $1,953, respectively. For the three months ended March 31, 2019, the Company recorded a gain on change in fair value of Contingent Royalty Obligation in the amount of $27. For the three months ended March 31, 2018, the Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $78.

Manufacturing Component Purchase Obligations

The Company utilizes two outsourcing partners to manufacture its Workstation and Disposable, and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company. As of March 31, 2019, the Company expects to pay $156 under manufacturing-related supplier arrangements within the next year, substantially all of which is noncancelable.

Other Commitments

The Company has a severance contingency for severance payments to its CEO, COO, and CFO in the aggregate of approximately $1,319, in the event that they are terminated without cause or leave due to good reason, as outlined in their employee agreements. Management estimates that the likelihood of payment is remote; therefore, no liability was reflected in these condensed consolidated financial statements.

Employment Agreement

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

Note 7 – Related Party Transactions

Shareholder Loan

The Company entered into a shareholder loan on May 15, 2017 for a principal balance of $122 at a stated interest rate of 3.4%. For the three months ended March 31, 2018, the Company recorded $1 as finance income related to the shareholder loan. The loan principal and accrued interest was repaid in full as of December 31, 2018.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Sales and Marketing Services Arrangement with FreeHold Surgical, Inc.

Beginning in the fourth quarter of 2017, the Company began to make payments to FreeHold Surgical, Inc (“FreeHold”), an entity in which one of our Directors serves as a Director and President, for services rendered beginning August 2017. On October 31, 2018, the Company gave thirty-day notice to FreeHold for termination of its services agreement effective November 30, 2018. As of March 31, 2019 and December 31, 2018, the Company had $0 and $8, respectively, recorded as accounts payable to FreeHold. For the three months ended March 31, 2019 and 2018, the Company recorded $0 and $75, respectively, as general and administrative expense related to this arrangement.

Note 8 – Shareholders’ Equity

Initial Public Offering

On February 16, 2018, the Company closed its IPO in which it sold 3,500,000 shares of the Company’s common stock at a public offering price of $5.00 per share. In connection with the closing of the IPO, (1) the Company received net proceeds of approximately $15,000 after deducting underwriting discounts and commissions of $1,400 and other offering expenses of approximately $1,100, (2) the amendment to the registration rights agreement described below became effective, (3) the amendment to the Certificate of Designation described above in Note 6 became effective, (4) all outstanding shares of Series A Convertible Preferred Stock converted, on a one-to-one basis, into shares of the Company’s common stock, (5) the Company issued the Royalty Payment Rights Certificates as described in Note 6, and (6) the Company issued warrants to certain of the former Series A Convertible Preferred Stock holders, pursuant to the amendment to the Registration Rights Agreement, the amendment to the Certificate of Designation, and the execution of a lock up agreement, to purchase an aggregate of 1,095,682 shares of the Company’s common stock (the “Ten Percent Warrants”). The Ten Percent Warrants are currently exercisable, have a five-year term, and provide for cashless exercise. In addition, the Company granted the representative of the several underwriters in the IPO (the “Representative”) a 30-day option (the “Over-Allotment Option”) to purchase up to an aggregate 525,000 additional shares of the Company’s common stock at an exercise price of $5.00 per share.

The Ten Percent Warrants were valued using the Black-Scholes option pricing model using the following assumptions, (i), exercise price of $5.00 (ii) expected life of 5 years, (iii) volatility of 67.08%, (iv) risk-free rate of 2.63%, and (v) dividend rate of zero. For the three months ended March 31, 2018, the Company recorded $3,156 for the fair value of the Ten Percent Warrants as warrant expense in the accompanying condensed consolidated statement of comprehensive loss.

On March 12, 2018, the Company issued an additional 56,000 shares of its common stock at a price of $5.00 per share, pursuant to the Representative’s partial exercise of the Over-Allotment Option. In connection with the closing of the partial exercise of the Over-Allotment Option, the Company received net proceeds of $258 after deducting underwriting discounts and commissions of $22.

Issuance of Common Stock

On March 27, 2018, the Company’s Board of Directors approved the issuance of 15,000 shares of the Company’s common stock to a third party for services to be provided. The stock vests immediately and is subject to a lock-up through February 14, 2019. For the three months ended March 31, 2018 the Company recorded the fair market value of the stock as stock-based compensation in the amount of $69.

On March 5, 2019, the Company issued 10,313 shares of its common stock related to the vested portion of the restricted stock unit award granted on October 1, 2018 to the CEO, as defined below, for 165,000 shares of common stock.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Issuance of Warrants to Purchase Common Stock

On June 6, 2018, the Company entered into a consultant agreement with a service provider which shall continue until the agreement is terminated by the Company or service provider by providing at least five business days’ prior written notice. Pursuant to the agreement, the Company (a) issued a warrant on June 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $5.25 per share, at which time a measurement date was reached (b) issued a warrant on October 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $6.25 per share at which time a measurement date was reached, and (c) issued a warrant on February 6, 2019 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $7.25 per share (collectively, such warrants referred to as the “Consultant Warrants”). The Consultant Warrants each have a five-year term, vest immediately, and provide for cashless exercise. Warrants totaling 30,000 in relation to this agreement were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 67.25%, 67,28%, and 69.23% (iii) risk-free rate of 2.51%, 2.81%, and 3.07%, and (iv) dividend rate of zero. The fair value of the 30,000 warrants was initially estimated to be $95 at the inception of the agreement. On January 1, 2019, upon adoption of ASU 2018-07, the fair value was re-measured which approximated the fair value as of December 31, 2018 of $76 which is expensed using the straight-line method over eight months. The Company recorded $10 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss in relation to the 30,000 warrants for the three months ended March 31, 2019.

On July 2, 2018, the Company entered into a consultant agreement with a service provider which continued until February 28, 2019. Pursuant to the agreement, the Company (i) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expires 12 months from the date of agreement, (ii) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expires 18 months from the date of the agreement, (iii) issued a fully-vested and nonforfeitable warrant on October 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock with an exercise price of $8.75 per share, and expires 18 months from the date of the agreement and (iv) issued a fully-vested and nonforfeitable warrant on January 2, 2019 to purchase 25,000 shares of common stock of the Company with an exercise price of $10.00 per share, and expires 24 months from the date of the agreement. The warrants issued under this agreement are callable by the Company and it will have the right to require the consultant to exercise all or any warrants still unexercised for a cash exercise or the Company may re-purchase the warrant at a price of $0.01 per warrant share if the Company’s stock trades above a closing floor price ranging from $9.00 to $13.00 per share for ten (10) consecutive trading days. In accordance with FASB ASC 480, the call feature is a conditional obligation upon an event not certain to occur that becomes mandatorily redeemable if that event occurs, the condition is resolved, or that event becomes certain to occur. Because the conditional event is within control of the Company, the call feature is not recognized for accounting purposes until the Company exercises its rights under agreement. Warrants totaling 100,000 in relation to this agreement were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 1-2 years, (ii) volatility of 62.04% - 65.84%, (iii) risk-free rate of 2.34% - 2.66%, and (iv) dividend rate of zero. The aggregate fair value of the 100,000 warrants was initially estimated to be $146 and was re-measured on January 1, 2019, upon the adoption of ASU 2018-07, which approximated the fair value as of December 31, 2018 of $126 which was expensed using the straight-line method over eight months. The Company recorded $31 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three months ended March 31, 2019.

On July 3, 2018, the Company entered into an amendment to a consulting agreement dated May 27, 2017 as a continuation of investor relation and consulting services to extend the termination of the agreement to July 2019 and issued 30,000 shares of common stock which vests immediately and a warrant to purchase 90,000 shares of common stock which vests immediately. The warrants are exercisable at $8.50 per share and expire five years from the date of issuance. The 90,000 warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 68.31%, (iii) risk-free rate of 2.72%, and (iv) dividend rate of zero. The fair value of the 90,000 warrants and 30,000 shares of common stock was estimated to be $594 which will be expensed using the straight-line method over thirteen months, the expected term of the agreement. The Company recorded $137 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three months ended March 31, 2019. As of March 31, 2019 and December 31, 2018, the Company has recorded a prepaid expense in the amount of $180 and $317, respectively, related to the fully vested nonforfeitable shares of common stock and warrants issued for which services have not been rendered.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

On January 1, 2019, the Company entered into an amended and restated consultant agreement to restate and replace the existing consultant agreement dated October 1, 2018 with a service provider which shall continue until September 30, 2019, unless and until sooner terminated by the Company or service provider by providing at least thirty days prior written notice. Pursuant to the agreement, the Company issued a fully-vested and nonforfeitable warrant on February 13, 2019 to purchase 50,000 shares of the Company’s common stock, with an exercise price of $5.00 per share, and expires March 20, 2022. The warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 3 years, (ii) volatility of 67.43%, (iii) risk-free rate of 2.52%, and (iv) dividend rate of zero. The aggregate fair value of the 50,000 warrants was estimated to be $90 which will be expensed using the straight-line method over nine months. The Company recorded $30 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three months ended March 31, 2019. As of March 31, 2019, the Company has recorded a prepaid expense in the amount of $60, related to the fully vested, nonforfeitable warrant issued for which services have not been rendered.

On February 13, 2019, the Company issued to an existing service provider for past services rendered a fully-vested and nonforfeitable warrant to purchase 30,000 shares of the Company’s common stock, with an exercise price of $5.00 per share, and expires March 20, 2022. The warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 3 years, (ii) volatility of 67.43%, (iii) risk-free rate of 2.52%, and (iv) dividend rate of zero. The aggregate fair value of the 30,000 warrants was estimated to be $55 which was recorded as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019.

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

Firm Compensation

The Firm’s total compensation is to be paid 75% in cash and 25% in equity in the form of a warrant valued per the last round valuation. The Firm’s total compensation is the aggregate of one-third of the base salary of $475 which was paid as of December 31, 2018 and one-third of any additional cash compensation earned within the CEO’s first year of employment. As of March 31, 2019, the Company owes the following payments: (i) a warrant (the “Contingent Warrant”) for 25% of one-third of any additional cash compensation earned by the CEO during his first year of employment, and (ii) a cash payment for 75% of one-third of any additional cash compensation earned by the CEO during his first year of employment. For items (i) and (ii), a True-up Payment will be determined after the first year of employment ends and the additional cash compensation is known.

Contingent Warrant

The Contingent Warrant will be issued with an exercise price subject to adjustment and with a three-year term, to purchase shares of the Company’s common stock. As of March 31, 2019, the Contingent Warrant has not been issued but will be fully vested upon issuance.

Consultant Expense

As of March 31, 2019 and December 31, 2018, the Company has recorded $96 and $93, respectively, in accounts payable and accrued expenses in relation to this agreement as an estimate of the True-up Payment.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2018	2,629,468	$5.24	3.58	$—
Granted	115,000	6.28
Outstanding and exercisable at March 31, 2019	2,744,468	$5.28	3.30	$—

Stock Options

Exercise of Options

On January 31, 2019, the Company issued 416 shares of its common stock upon the exercise of 416 employee options at an exercise price of $3.78 per share. In connection with the exercise, the Company received $2 in proceeds.

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,520,101	$4.32	8.72	$—
Granted	837,144	4.32
Exercised	(416)	3.78		*
Forfeited/cancelled	(35,834)	4.28
Outstanding at March 31, 2019	3,320,995	$4.32	8.56	$—

*represents amount less than $1,000

The options granted during the three months ended March 31, 2019 and 2018 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the three months ended March 31,
	2019	2018
Expected term, in years	5.8	5.7
Expected volatility	70.57%	67.04%
Risk-free interest rate	2.56%	2.63%
Dividend yield	—	—
Grant date fair value	$2.73	$2.79

At March 31, 2019, unamortized share based compensation for stock options was $4,448, with a weighted-average recognition period of 1.30 years.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

At March 31, 2019, outstanding options to purchase 1,258,982 shares of common stock were exercisable with a weighted-average exercise price per share of $4.32.

For the three months ended March 31, 2019 and 2018, the Company recorded $615 and $527, respectively, for share based compensation expense related to stock options.

Restricted Stock Units

On February 13, 2019, the Company granted 76,112 restricted stock unit awards to members of the Board of Directors and management which vest over a four-year period on a quarterly basis. The aggregate fair value of the restricted stock unit awards granted was estimated to be $329 which is expensed using the straight-line method over a four-year period. The Company recorded $63 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three months ended March 31, 2019 in relation to the 241,112 restricted stock units issued to date.

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	165,000	$810
Granted	76,112	329
Vested	(10,313)	51
Nonvested at March 31, 2019	230,799	$1,088

At March 31, 2019, unamortized stock compensation for restricted stock units was $1,026, with a weighted-average recognition period of 1.93 years.

Stock Based Compensation

The following table sets forth total non-cash stock-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit award by operating statement classification for the three months ended March 31, 2019 and 2018:

	Three Months ended March 31,
	2019	2018
Research and development	$125	$68
Sales and marketing	63	29
General and administrative	753	505
Total(1)(2)	$941	$602
(1)	As of March 31, 2019 and December 31, 2018, the Company recorded a prepaid expense in the amount of $240 and $344, respectively, for the value of vested warrants for future services to be rendered.
(2)	As of March 31, 2019 and December 31, 2018, the Company recorded a warrant liability in the amount of $25 and $22, respectively, for the value of warrants to be issued for services provided.

Note 9 – Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2019 and noted the following subsequent events:

On May 9, 2019, the Company's Compensation Committee approved the issuance of 235,000 options to be granted to employees on May 17, 2019 which vest over a three-year period on a quarterly basis to purchase shares of the Company's common stock at the closing share price on May 17, 2019 on the Nasdaq Capital Market.

Item 2. MANAGEMENT’S DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We have developed the Pure-Vu System, a medical device that has received 510(k) clearance from the FDA and CE mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a DRG, comprising of approximately 1.5 million annual inpatient colonoscopy procedures in the U.S. and approximately 3.8 million annual inpatient colonoscopy procedures worldwide. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. To date, as part of our limited pilot launch in the U.S. market, we have focused on collecting additional clinical and health economic data, as exemplified by the recently initiated REDUCE Study, along with garnering valuable experience in key hospitals on the use of the Pure-Vu System to support a planned full launch of the Pure-Vu System in the United States inpatient colonoscopy market in the second half of 2019. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts.

Financial Operations Overview

We are a development stage company and have not generated any significant revenues from the sale of products. We have never been profitable and our accumulated deficit as of March 31, 2019 was approximately $67.7 million. Our net loss for the three months ended March 31, 2019 and 2018 was approximately $6.3 million and $7.3 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to commercialize and market the Pure-Vu System. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	Initiate our planned full launch of the Pure-Vu System in the United States inpatient colonoscopy market in the second half of 2019;

●	contract with third parties to scale up the manufacture of the workstation and the disposable portion of Pure-Vu System;

●	develop a generation two system to improve user interface, optimize ease of use and reduce the cost structure;

●	raise sufficient funds in the capital market to effectuate our business plan, including commercialization activities related to our Pure-Vu System and our research and development activities, including clinical and regulatory development and the continued development and enhancement of our Pure-Vu System; and

●	operate as a public company.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in Note 3 to the consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2019, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 except for the following:

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. On January 1, 2019, we adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in our annual disclosures for the comparative periods. In addition, the new lease standard provides a number of optional practical expedients in transition. We elected the package of practical expedients. As such, we did not have to reassess whether expired or existing contracts are or contain a lease; did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption under which we will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. We elected the practical expedient to not separate lease and non-lease components for certain classes of assets (facilities).

On January 1, 2019, we recognized ROU assets of $1,065 and lease liabilities of $1,074 and no adjustment was made to our accumulated deficit. The adoption of the new lease standard did not impact our condensed consolidated statement of comprehensive loss or our condensed consolidated statement of cash flows.

We determine if an arrangement is a lease at inception. For our operating leases, the ROU asset represents our right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Since all of the lease agreements do not provide an implicit rate, we estimated an incremental borrowing rate in determining the present value of the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

Stock Based Compensation

Adoption of Accounting Standards Update 2018-07

We have adopted Accounting Standards Update 2018-07 (ASU 2018-07), “Improvement to Nonemployee Share-based Payment Accounting”, which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new guidance will be applied prospectively to all new awards granted after the date of adoption. In addition, the new guidance will be applied to all existing equity-classified awards for which a measurement date has not been established under ASC 505-50 by the adoption date by remeasuring at fair value as of the adoption date, and recording a cumulative effect adjustment to opening accumulated deficit on January 1, 2019.

For our equity-classified awards for which a measurement date has not been established under ASC 505-50, the fair value on January 1, 2019, the adoption date, approximated the value assigned on December 31, 2018, therefore no cumulative adjustment to opening accumulated deficit is required.

Under the revised guidance, the accounting for awards issued to nonemployees will be similar to the model for employee awards, except that ASU 2018-07:

●	allows us to elect on an award-by-award basis to use the contractual term as the expected term assumption in the option pricing model, and

●	the cost of the grant is recognized in the same period(s) and in the same manner as if the grantor had paid cash.

Employee and Non-Employee Stock Based Compensation

We apply ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans and equity awards issued to non-employees based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of comprehensive loss. We recognize share-based award forfeitures as they occur.

We estimate the fair value of granted equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of similar companies in the technology sector. We have historically not paid dividends and have no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of our operations.

Restricted Stock Units

We issue restricted stock units under our 2016 Equity Incentive Plan. The fair value of the restricted stock units is based on the closing stock price on the date of grant and is expensed as operating expense over the period during which the units vest. Each restricted stock unit entitles the grantee to one share of common stock to be received upon vesting up to four years after the grant date. Recipients of restricted stock units have no voting rights until the vesting of the award.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Revenue

To date, as part of our limited launch, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Research and Development

Research and development expenses include cash and non-cash expenses relating to the advancement of our development and clinical programs for the Pure-Vu System. We have research and development capabilities in electrical and mechanical engineering with laboratories in our facility in Israel for development and prototyping, and electronics design and testing. We also use consultants and third-party design houses to complement our internal capabilities.

Research and development expenses for the three months ended March 31, 2019 totaled approximately $2.4 million, an increase of approximately $1.2 million over the approximately $1.2 million recorded for the three months ended March 31, 2018. The increase was primarily attributable to increases of approximately $0.5 million in material costs related to the increase in materials purchased and expensed for generation one of the Pure-Vu System, approximately $0.4 million in salaries and other personnel related cost, approximately $0.1 in clinical studies costs, approximately $0.1 million in professional services and subcontractor costs, and approximately $0.1 million in share based compensation, travel and other research and development cost.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses relating to the development of our sales and marketing infrastructure for the Pure-Vu System. We have hired limited sales and marketing personnel in the U.S. to spearhead the pilot phase of our market penetration and to develop our policies and procedures.

Sales and marketing expenses for the three months ended March 31, 2019 totaled approximately $1.2 million, an increase of approximately $0.5 million over the approximately $0.7 million recorded for the three months ended March 31, 2018. The increase was primarily attributable to increases of approximately $0.2 million in salaries and other personnel related cost, approximately $0.1 million in marketing and training product units, approximately $0.1 million in professional services and subcontractor costs, and approximately $0.1 in share based compensation, travel and other sales and marketing cost.

General and Administrative

General and administrative expenses consist primarily of payroll and professional services, which include accounting, legal services, investor relations services, and expenses associated with obtaining and maintaining patents. We anticipate that our general and administrative expenses will increase during 2019 and in the future as we increase our headcount and other activities to support continued development and commercialization of our Pure-Vu System. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations and communication costs associated with being a public company.

General and administrative expenses for the three months ended March 31, 2019 totaled approximately $2.8 million, an increase of approximately $0.7 million over the approximately $2.1 million recorded for the three months ended March 31, 2018. The increase was primarily attributable to increases of approximately $0.4 million in salaries and other personnel related costs, approximately $0.2 million in share based compensation, approximately $0.1 million in professional services, and approximately $0.1 million in investor and public relation cost, partially offset by a decrease of approximately $0.1 million in travel and other general and administrative cost.

Other Income and Expenses

Other income for the three months ended March 31, 2019 totaled approximately $0.1 million compared to other expenses of approximately $3.2 million recorded for the three months ended March 31, 2018. The approximately $3.3 million change in other income and expenses was primarily attributable to the decrease in warrant expense of approximately $3.2 million and an increase in finance income and a gain on change in estimated fair value of contingent royalty obligation of approximately $0.1 million.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At March 31, 2019, our accumulated deficit since inception was approximately $67.7 million.

At March 31, 2019, we had total current assets of approximately $16.5 million and total current liabilities of approximately $2.6 million resulting in working capital of approximately $13.9 million. Net cash used in operating activities for the three months ended March 31, 2019 was approximately $5.6 million, which includes a net loss of approximately $6.3 million, offset by non-cash expenses of approximately $1.0 million principally related to share based compensation expense of approximately $0.9 million, non-cash operating lease expense of approximately $0.1 million, and depreciation and amortization of approximately $0.1 million, and approximately $0.3 million of cash used by the change in net working capital items principally related to an increase in prepaid expenses and other current assets of approximately $0.2 million, and the decrease in other current and non-current liabilities of approximately $0.2 million, partially offset by the increase in accounts payable and accrued expenses of approximately $0.2 million.

Cash used in investing activities for the three months ended March 31, 2019 totaled approximately $2.1 million for the purchase of available-for-sale securities of approximately $2.0 million, and the purchase of fixed assets of approximately $0.1 million.

Cash used in financing activities for the three months ended March 31, 2019 totaled approximately $0.1 million for the payment of deferred financing fees.

At March 31, 2019, we had cash and cash equivalents, and investments of approximately $15.3 million. Based on our current business plan, we believe our cash, cash equivalents, and investments balance as of March 31, 2019 will be sufficient to meet our anticipated cash requirements through approximately the fourth quarter of 2019. However, there is no assurance that the current business plan will be achievable, and such conditions raise substantial doubts about our ability to continue as a going concern.

We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Shelf Registration Statement

On March 26, 2019, we filed a shelf registration statement with the Securities and Exchange Commission that, upon effectiveness, will allow us to offer, issue and sell up to a maximum aggregate offering price of $75 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. As of March 31, 2019, we have not sold any securities pursuant to this shelf registration statement. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings. The shelf registration statement was declared effective on April 24, 2019.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2019.

In connection with the review of our third quarter 2018 financial statements and the audit of our annual consolidated financial statements, we identified a material weakness in our internal control over financial reporting related to the accounting for non-routine complex transactions. The material weakness was initially identified when management did not appropriately identify the proper accounting treatment related to a contract that included contingent payments and stock awards owed to a non-employee. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. In light of the material weakness, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our CEO and CFO have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-Q.

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

Remediation Efforts to Address Material Weakness

We began remediation efforts in the fourth quarter of 2018 for our accounting of non-routine complex transactions control by engaging a new third-party firm with technical accounting expertise to review non-routine complex transactions on a prospective basis. We, in consultation with our Audit Committee, continue to evaluate our internal and external technical accounting resources to ensure they are appropriate for us and our needs. We have further evaluated our remediation activities to date, and in addition to utilizing multiple third-party specialists, we have implemented a remediation test plan with our third-party internal control consulting firm. Additionally, there is a renewed emphasis on our process going forward for initial identification of potential contracts and transactions that may be non-routine and complex during a reporting period, and then conducting the necessary procedures with the full internal accounting team and external consultants to review and research the proper guidance and approach toward the accounting, and documenting as such in a white paper or memo as needed.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, and the implementation of internal controls over lease accounting related to our implementation of ASU No. 2016-02, Leases (Topic 842), there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in risk factors from what was reported in our 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Form 10-Q, or such period as described below, we issued the following unregistered securities:

In January 2019, in connection with an agreement entered into on July 2, 2018, we issued, to one of our consultants, a warrant to purchase 25,000 shares of our Common Stock, with an exercise price of $10.00 per share. The warrant has a two (2) year term and a cashless exercise provision. The warrant was issued on our Form of July 2018 Consultant Warrant.

In February 2019, in connection with an agreement entered into on June 6, 2018, we issued, to one of our consultants, a warrant to purchase 10,000 shares of our Common Stock, with an exercise price of $7.25 per share. The warrant has a five (5) year term and a cashless exercise provision. The warrant was issued on our Form of June 2018 Consultant Warrant.

In March 2019, we issued, to two of our investor relations service provider consultants, warrants to purchase an aggregate of 80,000 shares of our Common Stock, with an exercise price of $5.00 per share. The warrants (the “March 2019 Consultant Warrants”) have a three (3) year term and a cashless exercise provision. The March 2019 Consultant Warrants were issued on substantially the same form as our June 2018 Consultant Warrants.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Form of June 2018 Consultant Warrant.	10-Q	001-38389	4.1	8/13/2018

4.2	Form of July 2018 Consultant Warrant.	10-Q	001-38389	4.3	8/13/2018

10.1	Form of Restricted Stock Unit Award Agreement	10-K	001-38389	10.22	3/26/2019

10.2†	Amended and Restated Employment Agreement, effective March 26, 2019, between the Company and Andrew Taylor	10-K	001-38389	10.23	3/26/2019

10.3	Equity Distribution Agreement, dated March 26, 2019, by and between the Registrant and Piper Jaffray & Co.	S-3	333-230516	1.2	3/26/2019

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.1	XBRL Instance Document.					X

101.2	XBRL Taxonomy Extension Schema Document.					X

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.4	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.5	XBRL Taxonomy Extension Label Linkbase Document.					X

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan.
**	Furnished, not filed.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Form of June 2018 Consultant Warrant.	10-Q	001-38389	4.1	8/13/2018

4.2	Form of July 2018 Consultant Warrant.	10-Q	001-38389	4.3	8/13/2018

10.1	Form of Restricted Stock Unit Award Agreement	10-K	001-38389	10.22	3/26/2019

10.2†	Amended and Restated Employment Agreement, effective March 26, 2019, between the Company and Andrew Taylor	10-K	001-38389	10.23	3/26/2019

10.3	Equity Distribution Agreement, dated March 26, 2019, by and between the Registrant and Piper Jaffray & Co.	S-3	333-230516	1.2	3/26/2019

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.1	XBRL Instance Document.					X

101.2	XBRL Taxonomy Extension Schema Document.					X

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.4	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.5	XBRL Taxonomy Extension Label Linkbase Document.					X

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Motus GI Holdings, Inc.

Date: May 9, 2019	By:	/s/ Timothy P. Moran
	Name:	Timothy P. Moran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)