Form 10-Q
period 2019-06-30
Motus GI Holdings, Inc.
filed 2019-08-08
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 5, 2019, 28,765,877 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

MOTUS GI HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2019

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Motus GI Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)	(*)

ASSETS

Current assets
Cash and cash equivalents	$7,854	$18,050
Investments	3,104	3,043
Accounts receivable	8	5
Inventory	93	23
Prepaid expenses and other current assets	902	930
Total current assets	11,961	22,051

Fixed assets, net	920	846
Right-of-use assets	908	-
Other non-current assets	13	57

Total assets	$13,802	$22,954

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,460	$2,140
Operating lease liabilities - current	298	-
Other current liabilities	295	253
Total current liabilities	3,053	2,393

Contingent royalty obligation	2,012	1,953
Operating lease liabilities - non-current	620	-
Other non-current liabilities	25	91

Total liabilities	5,710	4,437

Shareholders’ equity
Preferred Stock $0.0001 par value; 8,000,000 shares authorized; zero shares issued and outstanding	-	-
Preferred Series A Stock $0.0001 par value; 2,000,000 shares authorized; zero shares issued and outstanding	-	-
Common Stock $0.0001 par value; 50,000,000 shares authorized; 21,450,877 and 21,440,148 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	81,422	79,893
Accumulated deficit	(73,332)	(61,378)
Total shareholders’ equity	8,092	18,517

Total liabilities and shareholders’ equity	$13,802	$22,954

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$4	$26	$5	$38
Cost of revenue	2	41	3	56
Gross profit (loss)	2	(15)	2	(18)

Operating expenses:
Research and development	2,129	1,384	4,533	2,587
Sales and marketing	1,156	989	2,313	1,730
General and administrative	2,364	1,741	5,161	3,876
Total operating expenses	5,649	4,114	12,007	8,193

Operating loss	(5,647)	(4,129)	(12,005)	(8,211)

Warrant expense	-	-	-	(3,156)
Loss from change in fair value of contingent royalty obligation	(86)	(81)	(59)	(159)
Finance income, net	59	30	119	29
Foreign currency loss	(7)	(17)	(9)	(23)

Loss before income taxes	(5,681)	(4,197)	(11,954)	(11,520)

Income tax expense	-	-	-	-

Net loss	$(5,681)	$(4,197)	$(11,954)	$(11,520)
Basic and diluted loss per common share	$(0.26)	$(0.27)	$(0.56)	$(0.80)
Weighted average number of common shares outstanding, basic and diluted	21,450,877	15,645,755	21,447,218	14,318,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2019

(In thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2019	21,440,148	$2	$79,893	$(61,378)	$18,517
Issuance of common shares upon exercise of options	416	-	2	-	2
Issuance of common shares upon vesting of restricted stock units	10,313	-	-	-	-
Share based compensation	-	-	837	-	837
Net loss	-	-	-	(6,273)	(6,273)
Balance at March 31, 2019	21,450,877	2	80,732	(67,651)	13,083
Share based compensation	-	-	690	-	690
Net loss	-	-	-	(5,681)	(5,681)
Balance at June 30, 2019	21,450,877	$2	$81,422	$(73,332)	$8,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2018

(In thousands, except share and per share amounts)

(unaudited)

	Preferred Series A Stock		Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at January 1, 2018	1,581,128	$-	10,493,233	$1	$44,643	$(39,121)	$5,523
Issuance of common shares upon initial public offering, net of offering costs of $2,546	-	-	3,500,000	-	14,955	-	14,955
Conversion of preferred shares to commons shares in connection with initial public offering	(1,581,128)	-	1,581,128	-	-	-	-
Issuance of common shares upon exercise of overallotments	-	-	56,000	-	258	-	258
Issuance of common shares upon cashless exercise of options	-	-	391	-	-	-	-
Share based compensation	-	-	15,000	-	602	-	602
Warrant expense	-	-	-	-	3,156	-	3,156
Net loss	-	-	-	-	-	(7,323)	(7,323)
Balance at March 31, 2018	-	-	15,645,752	1	63,614	(46,444)	17,171
Share based compensation	-	-	-	-	496	-	496
Net loss	-	-	-	-	-	(4,197)	(4,196)
Balance at June 30, 2018	-	$-	15,645,752	$1	$64,110	$(50,641)	$13,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(unaudited)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,954)	$(11,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	62
Loss from change in fair value of contingent royalty obligation	59	159
Unrealized gain on investments	(5)	-
Inventory write-down	19	-
Share based compensation	1,800	1,073
Non-cash operating lease expense	157	-
Warrant expense	-	3,156
Changes in operating assets and liabilities:
Accounts receivable	(3)	(26)
Inventory	(89)	(75)
Prepaid expenses and other current assets	113	(227)
Accounts payable and accrued expenses	170	235
Operating lease liabilities	(157)	-
Other current and non-current liabilities	29	(115)
Net cash used in operating activities	(9,762)	(7,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(173)	(104)
Repayment from long-term deposits	-	13
Repayment of shareholder loan receivable	-	126
Purchase of held-to-maturity securities	-	(4,874)
Purchase of available-for-sale securities	(2,056)	(5,000)
Proceeds from sale of available-for-sale securities	2,000	-
Net cash used in investing activities	(229)	(9,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	2	-
Proceeds from public offerings	-	16,100
Payments of public offering costs	-	(1,109)
Proceeds from exercise of over-allotment options	-	258
Financing fees paid	(207)	-
Net cash (used in) provided by financing activities	(205)	15,249

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,196)	(1,868)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,050	6,939
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,854	$5,071

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Financing fees included in accounts payable and accrued expenses	$358	$-
Reclassification of deferred financing costs from current assets to common stock	$-	$602
Exercise of options	$-	$2

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

The Company has developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”). In June 2019, the 510(k) premarket notification for the second-generation of the Pure-Vu System was reviewed and cleared by the FDA. The first-generation of the Pure-Vu System has received CE Mark approval in the European Economic Area, and the Company intends to seek CE Mark approval for the second-generation of its Pure-Vu System. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. To date, as part of the limited pilot launch in the U.S. market, the Company has focused on collecting additional clinical and health economic data, as exemplified by the recently completed Reliable Endoscopic Diagnosis Utilizing Cleansing Enhancement Study (the “REDUCE Study”), along with garnering valuable experience in key hospitals on the use of the Pure-Vu System to support a planned launch of the Pure-Vu System in the United States hospital market in the second-half of 2019. The Company does not expect to generate significant revenue from product sales unless and until the Company expands its commercialization efforts.

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

The Company has financed its operations primarily through sales of equity-related securities. At June 30, 2019, the Company had an accumulated deficit of approximately $73.3 million, total current assets of approximately $12.0 million and total current liabilities of approximately $3.1 million resulting in working capital of approximately $8.9 million. At June 30, 2019, the Company had cash and cash equivalents, and investments of approximately $11.0 million. On July 1, 2019 the Company closed an underwritten public offering in which it sold 6,666,667 shares of the Company’s common stock at a public offering price of $3.00 per share. On July 10, 2019, the Company closed the sale of an additional 648,333 shares of its common stock at a price of $3.00 per share pursuant to an over-allotment option. In connection with the July 1 and July 10 closings, the Company received net proceeds of approximately $19,960.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes revenue generation through the sale of products and raising funds from outside investors. However, there is no assurance that such sale of products will occur or that outside funding will be available to the Company, will be obtained on favorable terms or will provide the Company with sufficient capital to meet its objectives. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

Investments

The Company accounts for investments held as “available-for-sale” in accordance with ASC 320, “Investments - Debt and Equity Securities”. The Company has one investment in a mutual fund and classifies this investment as a current asset and carries it at fair value. Unrealized gains and losses are recorded in finance income (expense), net on the condensed consolidated statement of comprehensive loss. Realized gains or losses on mutual fund transactions are reported in the condensed consolidated statement of comprehensive loss. The mutual fund is maintained at one financial institution.

Management evaluates whether available-for-sale securities are other-than-temporarily impaired (“OTTI”) on a quarterly basis. If management determines that a security is OTTI, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the three and six months ended June 30, 2019 and 2018, no investment OTTI losses were realized.

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Revenue recognition

The Pure-Vu System – The Company developed a medical device system (a “Workstation”) and a single use disposable sleeve (a “Disposable”) designed to improve a colonoscopy procedure. The Company places its Workstations in a healthcare professional’s office at no charge. The Disposables are used in conjunction with the Workstation. The Company typically enters into agreements for an evaluation period that have terms of two and three months and can be extended for successive periods by written agreement by both the Company and the customer. The Company initially provides the customer with a free demonstration pack of Disposables so that the customer can evaluate both the Workstation and Disposables. After the evaluation period, the Company charges a fee for the first generation Disposables shipped once the free demonstration pack was used. The Company recognizes revenue for the fees charged over the term of the arrangement, which equates to usage.

For the purposes of GAAP only, this type of arrangement is treated as a short-term operating lease, and thus is outside the scope of ASC 606 and is accounted for in accordance with ASC 842, Leases. Effective January 1, 2019, there was no material impact upon the adoption of ASC 842 related to these arrangements. While this arrangement is not an operating lease contractually, this arrangement is viewed as an operating lease for accounting purposes since in this arrangement the Company provides the customer the rights to use the Workstation and Disposables, which are interdependent, and the customer controls physical access to the Workstation while controlling the utility and output during the term of the arrangement.

During the three and six months ended June 30, 2019, the Company recognized revenue of $4 and $5, respectively, and, during the three and six months ended June 30, 2018, the Company recognized revenue of $26 and $38, respectively, from the sale of first generation Disposables which equates to the usage period of the Disposables over the term of the agreement.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers’ ability to pay. As of June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $0.

Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Inventory at June 30, 2019 and December 31, 2018 consisted of raw materials in the amount of $91 and $0, respectively, and finished goods in the amount of $2 and $23, respectively. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. For the three and six months ended June 30, 2019, an inventory write-down charge of $19 was recorded; and, for the three and six months ended June 30, 2018, no inventory write-down charge was recorded.

Deferred financing fees

Underwritten public offering fees and expenses reflect costs directly attributable to the Company’s offering process, which closed on July 1, 2019. The Company accounted for such costs in accordance with ASC 340-10, Other Assets and Deferred Costs. ASC 340 states that costs directly attributable to a successfully completed offering of equity securities may be deferred and charged against the gross proceeds of the offering as a reduction of additional paid-in capital. As of June 30, 2019 and December 31, 2018, deferred financing fees of $358 and $0 are included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

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

Fixed assets, net

Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated based on the straight-line method, at annual rates reflecting the estimated useful lives of the related assets, as follows:

Office equipment	5-15 years
Computers and software	3-5 years
Machinery	5-10 years
Lab and medical equipment	5-7 years
Leasehold improvements	Shorter of lease term or useful life

Fixed assets, summarized by major category, consist of the following for the years ended:

	June 30, 2019	December 31, 2018
Office equipment	$144	$144
Computers and software	295	284
Machinery	414	329
Lab and medical equipment	398	391
Leasehold improvements	175	105
Total	1,426	1,253
Less: accumulated depreciation and amortization	(506)	(407)
Fixed assets, net	$920	$846

Depreciation and amortization expense for the three and six months ended June 30, 2019 is $51 and $99, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2018 is $36 and $62, respectively.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Stock Based Compensation

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of our common stock than would otherwise occur. On January 1, 2019, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 1,286,409 shares. Under the 2016 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 3,927,659. As of June 30, 2019, there were 193,188 shares of common stock available for future grant under the 2016 Plan.

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

For the Company’s equity-classified awards for which a measurement date has not been established under ASC 505-50, the fair value on January 1, 2019, the adoption date, approximated the value assigned on December 31, 2018, therefore no cumulative adjustment to opening accumulated deficit was required.

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

ASC 718-10 requires companies to estimate the fair value of equity-based option awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s condensed consolidated statement of comprehensive loss. The Company recognizes share-based award forfeitures as they occur.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

The Company estimates the fair value of granted option equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of similar companies in the technology sector. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018, the Company had a full valuation allowance against its deferred tax assets.

For the three and six months ended June 30, 2019 and 2018, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2019 and 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

There were no changes in the fair value hierarchy leveling during the six months ended June 30, 2019 and during the year ended December 31, 2018.

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets
Investments	$3,104	$-	$-	$3,104

Liabilities
Contingent royalty obligation	$-	$-	$2,012	$2,012

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets
Investments	$3,043	$-	$-	$3,043

Liabilities
Contingent royalty obligation	$-	$-	$1,953	$1,953

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Contingent Royalty Obligation

In estimating the fair value of the Company’s contingent royalty obligation (see Note 6), the Company used the discounted cash flow method as of June 30, 2019 and December 31, 2018. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 contingent royalty obligation for the six months ended June 30, 2019:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2018	$1,953
Change in estimated fair value of contingent royalty obligation	59
Balance at June 30, 2019	$2,012

The contingent royalty obligation is re-measured at each balance sheet date using the following assumptions: 1) discount rate of 21% and 20% as of June 30, 2019 and December 31, 2018, respectively, and 2) rate of royalty payment of 3% as of both June 30, 2019 and December 31, 2018.

For the period ended June 30, 2019, the Company’s estimated discount rate increased from 20% to 21% due to changes in market conditions.

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a Level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $195 and a 2% increase in the discount rate would decrease the liability by approximately $174.

Recently issued accounting standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standards on the Company’s financial statements. The Company is currently evaluating the effect the adoption of these ASUs will have on its condensed consolidated financial statements. These ASUs are effective for the Company in the first quarter of 2020.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements, and is effective for the Company in the first quarter of 2020. The Company will be evaluating the impact this standard will have on the Company’s condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service”. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license), by requiring a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. ASU 2018-15 will be effective on January 1, 2020. The Company is currently evaluating the impact of this new standard.

Note 4 – Investments

Investments as of June 30, 2019 and December 31, 2018 consist of available-for-sale securities which are carried at fair value. Interest and dividends on investments are included in finance income, net.

The following table summarizes, by major security type, the Company’s investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Amortized Cost	Carrying Value
Mutual fund, available-for-sale	$3,099	$3,104
Total	$3,099	$3,104

	December 31, 2018
	Amortized Cost	Carrying Value
Mutual fund, available-for-sale	$3,043	$3,043
Total	$3,043	$3,043

Note 5 – Leases

The Company leases an office in Fort Lauderdale, Florida under an operating lease. The term expires November 2024. The annual base rent is $159 per year, subject to annual increases of 2.75%.

The Company leases an office in Israel under an operating lease that expires on December 31, 2019. The annual base rent is $82. The Company has an option to renew the lease agreement for thirty-six months after the initial term period ends. The annual base rent will increase by 4% beginning on the renewal option date.

The Company leases vehicles under operating leases that expire at various dates through 2021.

Many of these leases provide for payment by the Company, as the lessee, of taxes, insurance premiums, costs of maintenance and other costs which are expenses as incurred. Certain operating leases include escalation clauses and some of which may include options to extend the leases for up to 3 years.

Operating cash flow supplemental information for the six months ended June 30, 2019:

An initial right-of-use asset of $1,065 was recognized as a non-cash asset and operating lease liabilities of $1,074 was recognized as a non-cash liability addition with the adoption of the new lease standard. Cash paid for amounts included in the present value of operating lease liabilities was $176 during the six months ended June 30, 2019.

Other Information:
Weighted average remaining lease term – operating leases, in years	4.55
Weighted average discount rate – operating leases	7.63%

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Future minimum lease payments under non-cancellable operating leases as of June 30, 2019 were as follows:

Twelve Months Ended December 31,	Amount
2019 (remaining six months)	$173
2020	253
2021	191
2022	181
2023	184
Thereafter	141
Total future minimum lease payments	$1,123
Imputed interest	(205)
Total liability	$918

The Company’s lease expense was $126 and $229 for the three and six months ended June 30, 2019, respectively, included in general and administrative expenses. The Company’s lease expense was $104 and $205 for the three and six months ended June 30, 2018, respectively, included in general and administrative expenses. The Company did not enter into any lease commitments in the six months ended June 30, 2019.

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

The Company shipped its first commercial Coated Product in the second quarter of 2019. For the three and six months ended June 30, 2019, the Company has recorded a de minimus amount in relation to the royalty on coated products as cost of revenue. For the three and six months ended June 30, 2018, the Company has recorded $0 and $50, respectively, as general and administrative expense to accrue the one-time milestone payments in anticipation of the first commercial sale of a coated product. After discussions with the vendor, previous shipments have been deemed for pilot use and not a commercial sale. As of June 30, 2019 and December 31, 2018, the Company has recorded $25 as other current liabilities and $25 as other non-current liabilities to accrue the one-time milestone payments.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) (formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry (the “OCS”)) for the financing of a portion of its research and development expenditures pursuant to the Israeli law for Encouragement of Research, Development and Technological Innovation in the Industry Law 5744-1984 (“Research Law”), and the regulations previously promulgated thereunder, as well as the IIA’s rules and benefit tracks which apply to companies receiving IIA funding (collectively, including the Research Law, the “IIA Regulations”). The Company has received funding from the IIA, which was received and recorded between the periods ending December 31, 2011 through 2016, in the aggregate amount of $1,332 and has a contingent obligation to the IIA in the amount of approximately $1,391 and $1,383 as of June 30, 2019 and December 31, 2018, respectively, which is generally repaid in the form of royalties ranging from 3% to 3.5% (which may be increased under certain circumstances) of revenues generated (in any fashion) from know-how developed using IIA grants, up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense and liability during the three and six months ended June 30, 2019 and 2018 as sales occur.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at June 30, 2019 and December 31, 2018 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

* Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of June 30, 2019.

** Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Royalty Payment Rights Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of June 30, 2019.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the consolidated balance sheets at June 30, 2019 and December 31, 2018 in the amount of $2,012 and $1,953, respectively. For the three and six months ended June 30, 2019, the Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $86 and $59, respectively. For the three and six months ended June 30, 2018, the Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $81 and $159, respectively.

Manufacturing Component Purchase Obligations

The Company utilizes two outsourcing partners to manufacture its Workstation and Disposable, and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company. As of June 30, 2019, the Company expects to pay $132 under manufacturing-related supplier arrangements within the next year, substantially all of which is noncancelable.

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Note 7 – Related Party Transactions

Shareholder Loan

The Company entered into a shareholder loan on May 15, 2017 for a principal balance of $122 at a stated interest rate of 3.4%. For the three and six months ended June 30, 2018, the Company recorded $0 and $1 as finance income related to the shareholder loan. The loan principal and accrued interest was repaid in full as of December 31, 2018.

Sales and Marketing Services Arrangement with FreeHold Surgical, Inc.

Beginning in the fourth quarter of 2017, the Company began to make payments to FreeHold Surgical, Inc (“FreeHold”), an entity in which one of our Directors serves as a Director and President, for services rendered beginning August 2017. On October 31, 2018, the Company gave thirty-day notice to FreeHold for termination of its services agreement effective November 30, 2018. As of June 30, 2019 and December 31, 2018, the Company had $0 recorded as accounts payable to FreeHold. For the three and six months ended June 30, 2019, the Company recorded $0 related to this arrangement. For the three and six months ended June 30, 2018, the Company recorded $0 and $75, respectively, as general and administrative expense related to this arrangement.

Note 8 – Shareholders’ Equity

Issuance of Common Stock

On March 5, 2019, the Company issued 10,313 shares of its common stock related to the vested portion of the restricted stock unit award granted on October 1, 2018 to the CEO, as defined below, for 165,000 shares of common stock.

Issuance of Warrants to Purchase Common Stock

On June 6, 2018, the Company entered into a consultant agreement with a service provider which shall continue until the agreement is terminated by the Company or service provider by providing at least five business days’ prior written notice. Pursuant to the agreement, the Company (a) issued a warrant on June 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $5.25 per share, at which time a measurement date was reached (b) issued a warrant on October 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $6.25 per share at which time a measurement date was reached, and (c) issued a warrant on February 6, 2019 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $7.25 per share (collectively, such warrants referred to as the “Consultant Warrants”). The Consultant Warrants each have a five-year term, vest immediately, and provide for cashless exercise. Warrants totaling 30,000 in relation to this agreement were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 67.25%, 67.28%, and 69.23% (iii) risk-free rate of 2.51%, 2.81%, and 3.07%, and (iv) dividend rate of zero. The fair value of the 30,000 warrants was initially estimated to be $95 at the inception of the agreement. On January 1, 2019, upon adoption of ASU 2018-07, the fair value was re-measured which approximated the fair value as of December 31, 2018 of $76 which is expensed using the straight-line method over eight months. The Company recorded $0 and $10 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss in relation to the 30,000 warrants for the three and six months ended June 30, 2019, respectively. The Company recorded $7 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for both the three and six months ended June 30, 2018 in relation to the consulting agreement.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

On July 2, 2018, the Company entered into a consultant agreement with a service provider which continued until February 28, 2019. Pursuant to the agreement, the Company (i) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expires 12 months from the date of agreement, (ii) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expires 18 months from the date of the agreement, (iii) issued a fully-vested and nonforfeitable warrant on October 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock with an exercise price of $8.75 per share, and expires 18 months from the date of the agreement and (iv) issued a fully-vested and nonforfeitable warrant on January 2, 2019 to purchase 25,000 shares of common stock of the Company with an exercise price of $10.00 per share, and expires 24 months from the date of the agreement. The warrants issued under this agreement are callable by the Company and it will have the right to require the consultant to exercise all or any warrants still unexercised for a cash exercise or the Company may re-purchase the warrant at a price of $0.01 per warrant share if the Company’s stock trades above a closing floor price ranging from $9.00 to $13.00 per share for ten (10) consecutive trading days. In accordance with FASB ASC 480, the call feature is a conditional obligation upon an event not certain to occur that becomes mandatorily redeemable if that event occurs, the condition is resolved, or that event becomes certain to occur. Because the conditional event is within control of the Company, the call feature is not recognized for accounting purposes until the Company exercises its rights under agreement. Warrants totaling 100,000 in relation to this agreement were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 1-2 years, (ii) volatility of 62.04% - 65.84%, (iii) risk-free rate of 2.34% - 2.66%, and (iv) dividend rate of zero. The aggregate fair value of the 100,000 warrants was initially estimated to be $146 and was re-measured on January 1, 2019, upon the adoption of ASU 2018-07, which approximated the fair value as of December 31, 2018 of $126 which was expensed using the straight-line method over eight months. The Company recorded $0 and $31 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2019, respectively.

On July 3, 2018, the Company entered into an amendment to a consulting agreement dated May 27, 2017 as a continuation of investor relation and consulting services to extend the termination of the agreement to July 2019 and issued 30,000 shares of common stock which vested immediately and a warrant to purchase 90,000 shares of common stock which vested immediately. The warrants are exercisable at $8.50 per share and expire five years from the date of issuance. The 90,000 warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 68.31%, (iii) risk-free rate of 2.72%, and (iv) dividend rate of zero. The fair value of the 90,000 warrants and 30,000 shares of common stock was estimated to be $594 which will be expensed using the straight-line method over thirteen months, the expected term of the agreement. The Company recorded $139 and $276 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2019, respectively. As of June 30, 2019 and December 31, 2018, the Company has recorded a prepaid expense in the amount of $41 and $317, respectively, related to the fully vested nonforfeitable shares of common stock and warrants issued for which services have not been rendered.

On January 1, 2019, the Company entered into an amended and restated consultant agreement to restate and replace the existing consultant agreement dated October 1, 2018 with a service provider which shall continue until September 30, 2019, unless and until sooner terminated by the Company or service provider by providing at least thirty days prior written notice. Pursuant to the agreement, the Company issued a fully-vested and nonforfeitable warrant on February 13, 2019 to purchase 50,000 shares of the Company’s common stock, with an exercise price of $5.00 per share, and expires March 20, 2022. The warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 3 years, (ii) volatility of 67.43%, (iii) risk-free rate of 2.52%, and (iv) dividend rate of zero. The aggregate fair value of the 50,000 warrants was estimated to be $90 which will be expensed using the straight-line method over nine months. The Company recorded $30 and $60 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, the Company has recorded a prepaid expense in the amount of $30, related to the fully vested, nonforfeitable warrant issued for which services have not been rendered.

On February 13, 2019, the Company issued to an existing service provider for past services rendered a fully-vested and nonforfeitable warrant to purchase 30,000 shares of the Company’s common stock, with an exercise price of $5.00 per share, and expires March 20, 2022. The warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 3 years, (ii) volatility of 67.43%, (iii) risk-free rate of 2.52%, and (iv) dividend rate of zero. The aggregate fair value of the 30,000 warrants was estimated to be $55. The Company recorded $0 and $55 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2019.

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

The recruiter was successful in recruiting a new CEO for the Company. An employment agreement was finalized and entered into during the third quarter of 2018 and effective October 1, 2018. The Company deemed the Firm’s services were rendered in the third quarter of 2018 as an employment agreement was finalized in September 2018. The CEO’s annual base salary is $475 and is entitled to bonus and Employment Buy-Out Payments.

Firm Compensation

The Firm’s total compensation is to be paid 75% in cash and 25% in equity in the form of a warrant valued per the last round valuation. The Firm’s total compensation is the aggregate of one-third of the base salary of $475 which was paid as of December 31, 2018 and one-third of any additional cash compensation earned within the CEO’s first year of employment. As of June 30, 2019, the Company owes the following payments: (i) a warrant (the “Contingent Warrant”) for 25% of one-third of any additional cash compensation earned by the CEO during his first year of employment, and (ii) a cash payment for 75% of one-third of any additional cash compensation earned by the CEO during his first year of employment. For items (i) and (ii), a True-up Payment will be determined after the first year of employment ends and the additional cash compensation is known.

Contingent Warrant

The Contingent Warrant will be issued with an exercise price subject to adjustment and with a three-year term, to purchase shares of the Company’s common stock. As of June 30, 2019, the Contingent Warrant has not been issued but will be fully vested upon issuance.

Consultant Liability

As of June 30, 2019 and December 31, 2018, the Company has recorded $87 and $93, respectively, in accounts payable and accrued expenses in relation to this agreement as an estimate of the True-up Payment.

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2018	2,629,468	$5.24	3.58	$-
Granted	115,000	6.28
Outstanding and exercisable at June 30, 2019	2,744,468	$5.28	3.06	$-

Stock Options

Exercise of Options

On January 31, 2019, the Company issued 416 shares of its common stock upon the exercise of 416 employee options at an exercise price of $3.78 per share. In connection with the exercise, the Company received $2 in proceeds.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,520,101	$4.32	8.72	$-
Granted	1,072,144	4.25
Exercised	(416)	3.78		*
Forfeited/cancelled	(120,618)	4.41
Outstanding at June 30, 2019	3,471,211	$4.30	8.53	$52

*	represents amount less than $1,000

The options granted during the six months ended June 30, 2019 and 2018 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the six months ended June 30,
	2019	2018
Expected term, in years	5.8	5.7
Expected volatility	71.86%	66.73%
Risk-free interest rate	2.48%	2.72%
Dividend yield	-	-
Grant date fair value	$2.72	$2.72

At June 30, 2019, unamortized share based compensation for stock options was $4,382, with a weighted-average recognition period of 1.25 years.

At June 30, 2019, outstanding options to purchase 1,623,186 shares of common stock were exercisable with a weighted-average exercise price per share of $4.37.

For the three and six months ended June 30, 2019, the Company recorded $618 and $1,233, respectively, for share based compensation expense related to stock options.

For the three and six months ended June 30, 2018, the Company recorded $389 and $740, respectively, for share based compensation expense related to stock options.

Restricted Stock Units

On February 13, 2019, the Company granted 76,112 restricted stock unit awards to members of the Board of Directors and management which vest over a four-year period on a quarterly basis. The aggregate fair value of the restricted stock unit awards granted was estimated to be $329 which is expensed using the straight-line method over a four-year period. The Company recorded $72 and $135 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2019, respectively, in relation to the 241,112 restricted stock units issued to date.

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	165,000	$810
Granted	76,112	329
Vested	(25,383)	(122)
Nonvested at June 30, 2019	215,729	$1,017

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

At June 30, 2019, unamortized stock compensation for restricted stock units was $954, with a weighted-average recognition period of 1.81 years. During the three months ended June 30, 2019, 15,070 restricted stock unit shares vested but have not been issued yet so they are not considered outstanding at June 30, 2019. The Company is expected to issue the 15,070 common shares in the third quarter of 2019.

Stock Based Compensation

The following table sets forth total non-cash stock-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit award by operating statement classification for the three and six months ended June 30, 2019 and 2018:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Research and development	$160	$35	$285	$103
Sales and marketing	65	10	128	39
General and administrative	634	426	1,387	931
Total(1)(2)	$859	$471	$1,800	$1,073

(1)	As of June 30, 2019 and December 31, 2018, the Company recorded a prepaid expense in the amount of $71 and $344, respectively, for the value of vested warrants for future services to be rendered.

(2)	As of June 30, 2019 and December 31, 2018, the Company recorded a warrant liability in the amount of $16 and $22, respectively, for the value of warrants to be issued for services provided.

Note 9 – Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2019 and noted the following subsequent events:

On July 1, 2019 the Company closed an underwritten public offering in which it sold 6,666,667 shares of the Company’s common stock at a public offering price of $3.00 per share. In connection with the closing of the offering, the Company received net proceeds of $18,150 after deducting underwriting discounts and commissions of $1,400 and other offering expenses of approximately $450. In addition, the Company granted the representative of the several underwriters in the offering (the “Representative”) a 30-day option (the “Over-Allotment Option”) to purchase up to an aggregate 1,000,000 additional shares of the Company’s common stock at an exercise price of $3.00 per share.

On July 4, 2019, the Company exercised its option to extend the lease for its office in Israel for an additional thirty-six months, ending the lease term on December 31, 2022. The terms of the lease remain unchanged.

On July 10, 2019, the Company closed the sale of an additional 648,333 shares of its common stock at a price of $3.00 per share, pursuant to the partial exercise of the Over-Allotment Option. In connection with the closing of the partial exercise of the Over-Allotment Option, the Company received additional net proceeds of $1,809 after deducting underwriting discounts and commissions of $136.

On August 1, 2019, the Company entered into a consulting agreement whereby it agreed to issue warrants to purchase 20,000 shares of common stock of the Company. The warrants will vest over a one-year period on a quarterly basis and are exercisable at the closing share price on August 8, 2019 on the Nasdaq Capital Market, and expire three years from the date of issuance.

On August 8, 2019, the Company’s Compensation Committee approved the issuance of 45,000 options to employees which vest over a three-year period on a quarterly basis to purchase shares of the Company’s common stock with an exercise price equal to the closing share price on August 8, 2019 on the Nasdaq Capital Market.

On August 8, 2019, the Company's Compensation Committee approved the issuance of 125,000 options to be granted to employees on September 3, 2019 which vest over a three-year period on a quarterly basis to purchase shares of the Company's common stock with an exercise price equal to the closing share price on September 3, 2019 on the Nasdaq Capital Market.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Part II—Item 1A—Risk Factors” for additional risks which could adversely impact our business and financial performance.

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

Overview

We have developed the Pure-Vu System, a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”). In June 2019, the 510(k) premarket notification for the second-generation of the Pure-Vu System was reviewed and cleared by the FDA. The first-generation of our Pure-Vu System has received CE Mark approval in the European Economic Area, and we intend to seek CE Mark approval for the second generation of our Pure-Vu System. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a Diagnostic Related Group (a “DRG”), comprising of approximately 1.5 million annual inpatient colonoscopy procedures in the U.S. and approximately 3.8 million annual inpatient colonoscopy procedures worldwide. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. To date, as part of our limited pilot launch in the U.S. market, we have focused on collecting additional clinical and health economic data, as exemplified by the recently completed REDUCE Study, along with garnering valuable experience in key hospitals on the use of the Pure-Vu System to support a planned launch of the Pure-Vu System in the United States hospital market in the second-half of 2019. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts.

Public Offering

On July 1, 2019 we closed an underwritten public offering in which we sold 6,666,667 shares of our common stock at a public offering price of $3.00 per share. In connection with the closing of the offering, we received net proceeds of approximately $18.2 million after deducting underwriting discounts and commissions of approximately $1.4 million and other offering expenses of approximately $0.5 million. In addition, we granted the representative of the several underwriters in the offering (the “Representative”) a 30-day option (the “Over-Allotment Option”) to purchase up to an aggregate 1,000,000 additional shares of our common stock at an exercise price of $3.00 per share. In connection with the closing of the partial exercise of the Over-Allotment Option, on July 10, 2019 we sold 648,333 shares of our common stock at an exercise price of $3.00 per share and received additional net proceeds of approximately $1.8 million after deducting underwriting discounts and commissions of approximately $0.1 million.

Financial Operations Overview

We are a development stage company and have not generated any significant revenues from the sale of products. We have never been profitable and our accumulated deficit as of June 30, 2019 was approximately $73.3 million. Our net loss for the six months ended June 30, 2019 and 2018 was approximately $12.0 million and $11.5 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to commercialize and market the Pure-Vu System. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	Initiate our planned launch of the Pure-Vu System in the United States hospital market in the second-half of 2019;

●	scale manufacturing with our contracted partners for both the workstation and disposable portions of the Pure-Vu System;

●	develop future generations of the Pure-Vu system to improve user interface, optimize handling and reduce the cost structure;

●	raise sufficient funds in the capital market to effectuate our business plan, including commercialization activities related to our Pure-Vu System and our research and development activities, including clinical and regulatory development and the continued development and enhancement of our Pure-Vu System; and

●	operate as a public company.

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

During the six months ended June 30, 2019, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 except for the following:

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

On January 1, 2019, we recognized ROU assets of approximately $1.1 million and lease liabilities of approximately $1.1 million and no adjustment was made to our accumulated deficit. The adoption of the new lease standard did not impact our condensed consolidated statement of comprehensive loss or our condensed consolidated statement of cash flows.

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

ASC 718-10 requires companies to estimate the fair value of equity-based option awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of comprehensive loss. We recognize share-based award forfeitures as they occur.

We estimate the fair value of granted option equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of similar companies in the technology sector. We have historically not paid dividends and have no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of our operations.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

Revenue

To date, as part of our limited launch, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales unless and until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Revenue for the three months ended June 30, 2019 totaled approximately $4 thousand, a decrease of approximately $22 thousand over the approximately $26 thousand recorded for the three months ended June 30, 2018. The decrease was primarily attributable to the discontinuance of our 2018 outpatient pilot program under which we were selling first generation system disposable units at a loss. Gross profit was favorably impacted by approximately $17 thousand for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Our market development strategy shifted away from the outpatient sector to the inpatient market and, as a result, this outpatient pilot program was discontinued. A small amount of first generation disposable sales revenue has been generated in the inpatient setting; however, we did not implement a similar pilot program in this market. Our sales initiatives are now focused on the second generation system.

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

Research and development expenses for the three months ended June 30, 2019 totaled approximately $2.1 million, an increase of approximately $0.7 million over the approximately $1.4 million recorded for the three months ended June 30, 2018. The increase was primarily attributable to increases of approximately $0.1 million in material costs related to the increase in materials purchased and expensed for generation one of the Pure-Vu System, approximately $0.4 million in salaries and other personnel related cost, approximately $0.1 million in share based compensation, and approximately $0.1 million in travel and other research and development cost.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses relating to the development of our sales and marketing infrastructure for the Pure-Vu System. We have hired limited sales and marketing personnel in the U.S. to spearhead the pilot phase of our market penetration and to develop our policies and procedures.

Sales and marketing expenses for the three months ended June 30, 2019 totaled approximately $1.2 million, an increase of approximately $0.2 million over the approximately $1.0 million recorded for the three months ended June 30, 2018. The increase was primarily attributable to increases of approximately $0.2 million in salaries and other personnel related cost, approximately $0.1 million in marketing and tradeshow, approximately $0.1 million in share based compensation, partially offset by a decrease of approximately $0.1 million in marketing and training product units, and approximately $0.1 million in travel and other sales and marketing cost.

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

General and administrative expenses for the three months ended June 30, 2019 totaled approximately $2.4 million, an increase of approximately $0.7 million over the approximately $1.7 million recorded for the three months ended June 30, 2018. The increase was primarily attributable to increases of approximately $0.4 million in salaries and other personnel related costs, approximately $0.2 million in share based compensation, approximately $0.2 million in professional services, partially offset by a decrease of approximately $0.1 million in investor and public relations cost.

Other Income and Expenses

Other expenses, net for the three months ended June 30, 2019 totaled approximately $34 thousand compared to other expenses, net of approximately $68 thousand recorded for the three months ended June 30, 2018. The approximately $34 thousand change in other income and expenses was primarily attributable to the decrease in foreign currency loss of approximately $10 thousand, an increase in finance income of approximately $29 thousand, partially offset by an increase in loss on change in estimated fair value of contingent royalty obligation of approximately $5 thousand.

Comparison of Six Months Ended June 30, 2019 and 2018

Revenue

Revenue for the six months ended June 30, 2019 totaled approximately $5 thousand, a decrease of approximately $33 thousand over the approximately $38 thousand recorded for the six months ended June 30, 2018. The decrease was primarily attributable to the discontinuance of our 2018 outpatient pilot program under which we were selling first generation system disposable units at a loss. Gross profit was favorably impacted by approximately $20 thousand for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Our market development strategy shifted away from the outpatient sector to the inpatient market and, as a result, this outpatient pilot program was discontinued. A small amount of first generation disposable sales revenue has been generated in the inpatient setting; however, we did not implement a similar pilot program in this market. Our sales initiatives are now focused on the second generation system.

Research and Development

Research and development expenses for the six months ended June 30, 2019 totaled approximately $4.5 million, an increase of approximately $1.9 million over the approximately $2.6 million recorded for the six months ended June 30, 2018. The increase was primarily attributable to increases of approximately $0.6 million in material costs related to the increase in materials purchased and expensed for generation one of the Pure-Vu System, approximately $0.8 million in salaries and other personnel related cost, approximately $0.1 million in professional services and subcontractor costs, approximately $0.1 million in travel costs, approximately $0.2 million in share based compensation, and approximately $0.1 million in other research and development cost.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2019 totaled approximately $2.3 million, an increase of approximately $0.6 million over the approximately $1.7 million recorded for the six months ended June 30, 2018. The increase was primarily attributable to increases of approximately $0.5 million in salaries and other personnel related cost, approximately $0.1 million in marketing and tradeshows, and approximately $0.1 million in share based compensation, partially offset by a decrease of approximately $0.1 million in travel and other sales and marketing cost.

General and Administrative

General and administrative expenses for the six months ended June 30, 2019 totaled approximately $5.2 million, an increase of approximately $1.3 million over the approximately $3.9 million recorded for the six months ended June 30, 2018. The increase was primarily attributable to increases of approximately $0.7 million in salaries and other personnel related costs, approximately $0.5 million in share based compensation, and approximately $0.2 million in professional services, partially offset by a decrease of approximately $0.1 million in travel and other general and administrative cost.

Other Income and Expenses

Other income, net for the six months ended June 30, 2019 totaled approximately $52 thousand compared to other expenses, net of approximately $3.3 million recorded for the six months ended June 30, 2018. The approximately $3.4 million change in other income and expenses was primarily attributable to the decrease in warrant expense of approximately $3.2 million, a decrease in loss on change in estimated fair value of contingent royalty obligation of approximately $0.1 million, an increase in finance income of approximately $0.1 million, and decrease in foreign currency loss of approximately $14 thousand.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At June 30, 2019, our accumulated deficit since inception was approximately $73.3 million. Such conditions raise substantial doubts about our ability to continue as a going concern.

At June 30, 2019, we had total current assets of approximately $12.0 million and total current liabilities of approximately $3.1 million resulting in working capital of approximately $8.9 million. Net cash used in operating activities for the six months ended June 30, 2019 was approximately $9.8 million, which includes a net loss of approximately $12.0 million, offset by non-cash expenses of approximately $2.1 million principally related to share based compensation expense of approximately $1.8 million, non-cash operating lease expense of approximately $0.2 million, and depreciation and amortization of approximately $0.1 million, and offset by approximately $0.1 million of net cash provided by the change in net working capital items principally related to the increase in accounts payable and accrued expenses of approximately $0.2 million, and the decrease in prepaid expenses and other current assets of approximately $0.1 million, partially offset by an increase in accounts receivable and inventory of approximately $0.1 million, and the decrease in other current and non-current liabilities including operating lease liabilities of approximately $0.1 million.

Net cash used in investing activities for the six months ended June 30, 2019 totaled approximately $0.2 million for the purchase of available-for-sale securities of approximately $2.0 million, and the purchase of fixed assets of approximately $0.2 million, partially offset with approximately $2.0 million of proceeds from available for sale securities

Net cash used in financing activities for the six months ended June 30, 2019 totaled approximately $0.2 million for the payment of deferred financing fees.

At June 30, 2019, we had cash and cash equivalents, and investments of approximately $11.0 million. On July 1, 2019, we closed our underwritten public offering in which we sold 6,666,667 shares of our Common Stock at a public offering price of $3.00 per share. On July 10, 2019, we closed the sale of an additional 648,333 shares of our common stock at a price of $3.00 per share pursuant to an over-allotment option. In connection with the closings of the offerings, we received net proceeds of approximately $20.0 million after deducting underwriting discounts and commissions of approximately $1.5 million and other offering expenses of approximately $0.5 million.

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

Shelf Registration Statement

On March 26, 2019, we filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective on April 24, 2019, that allows us to offer, issue and sell up to a maximum aggregate offering price of $75.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. As of June 30, 2019 we have not sold any securities pursuant to this shelf registration statement. As of August 8, 2019  we have sold approximately $22.0 million of securities under our shelf registration statement. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings.

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

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in risk factors from what was reported in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

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

Motus GI Holdings, Inc.

Date: August 8, 2019	By:	/s/ Timothy P. Moran
	Name:	Timothy P. Moran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)