Form 10-Q
period 2019-09-30
Motus GI Holdings, Inc.
filed 2019-11-14
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 6, 2019, 28,796,017 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

MOTUS GI HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2019

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Motus GI Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)	(*)

ASSETS

Current assets
Cash and cash equivalents	$15,717	$18,050
Investments	10,657	3,043
Accounts receivable	-	5
Inventory	771	23
Prepaid expenses and other current assets	537	930
Total current assets	27,682	22,051

Fixed assets, net	1,015	846
Right-of-use assets	1,056	-
Other non-current assets	13	57

Total assets	$29,766	$22,954

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,733	$2,140
Operating lease liabilities - current	320	-
Other current liabilities	494	253
Total current liabilities	3,547	2,393

Contingent royalty obligation	1,885	1,953
Operating lease liabilities - non-current	748	-
Other non-current liabilities	-	91

Total liabilities	6,180	4,437

Shareholders’ equity
Preferred Stock $0.0001 par value; 8,000,000 shares authorized; zero shares issued and outstanding	-	-
Preferred Series A Stock $0.0001 par value; 2,000,000 shares authorized; zero shares issued and outstanding	-	-
Common Stock $0.0001 par value; 50,000,000 shares authorized; 28,796,017 and 21,440,148 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	102,110	79,893
Accumulated deficit	(78,527)	(61,378)
Total shareholders’ equity	23,586	18,517

Total liabilities and shareholders’ equity	$29,766	$22,954

(*) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$3	$-	$8	$38
Cost of revenue	62	-	65	56
Gross loss	(59)	-	(57)	(18)

Operating expenses:
Research and development	2,173	1,770	6,706	4,357
Sales and marketing	1,160	1,215	3,473	2,945
General and administrative	2,028	2,145	7,189	6,021

Total operating expenses	5,361	5,130	17,368	13,323

Operating loss	(5,420)	(5,130)	(17,425)	(13,341)

Warrant expense	-	-	-	(3,156)
Gain (loss) on change in estimated fair value of contingent royalty obligation	127	(85)	68	(244)
Finance income, net	95	44	214	73
Foreign currency gain (loss)	3	1	(6)	(22)

Loss before income taxes	(5,195)	(5,170)	(17,149)	(16,690)

Income tax expense	-	-	-	-

Net loss	$(5,195)	$(5,170)	$(17,149)	$(16,690)
Basic and diluted loss per common share	$(0.18)	$(0.33)	$(0.72)	$(1.13)
Weighted average number of common shares outstanding, basic and diluted	28,716,213	15,680,750	23,896,843	14,782,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2019

(In thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2019	21,440,148	$2	$79,893	$(61,378)	$18,517
Issuance of common shares upon exercise of options	416	-	2	-	2
Issuance of common shares upon vesting of restricted stock units	10,313	-	-	-	-
Share based compensation	-	-	837	-	837
Net loss	-	-	-	(6,273)	(6,273)
Balance at March 31, 2019	21,450,877	2	80,732	(67,651)	13,083
Share based compensation	-	-	690	-	690
Net loss	-	-	-	(5,681)	(5,681)
Balance at June 30, 2019	21,450,877	2	81,422	(73,332)	8,092
Issuance of common shares upon public offering, net of offering costs of $1,759	6,666,667	1	18,240	-	18,241
Issuance of common shares upon exercise of overallotments, net of offering costs of $156	648,333	-	1,789	-	1,789
Issuance of common shares upon vesting of restricted stock units	30,140	-	-	-	-
Share based compensation	-	-	659	-	659
Net loss	-	-	-	(5,195)	(5,195)
Balance at September 30, 2019	28,796,017	$3	$102,110	$(78,527)	$23,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2018

(In thousands, except share and per share amounts)

(unaudited)

	Preferred Series A Stock		Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at January 1, 2018	1,581,128	$-	10,493,233	$1	$44,643	$(39,121)	$5,523
Issuance of common shares upon initial public offering, net of offering costs of $2,546	-	-	3,500,000	1	14,953	-	14,954
Conversion of preferred shares to commons shares in connection with initial public offering	(1,581,128)	-	1,581,128	-	-	-	-
Issuance of common shares upon exercise of overallotments	-	-	56,000	-	258	-	258
Issuance of common shares upon cashless exercise of options	-	-	394	-	-	-	-
Share based compensation	-	-	15,000	-	602	-	602
Warrant expense	-	-	-	-	3,156	-	3,156
Net loss	-	-	-	-	-	(7,323)	(7,323)
Balance at March 31, 2018	-	-	15,645,755	2	63,612	(46,444)	17,170
Share based compensation	-	-	-	-	498	-	498
Net loss	-	-	-	-	-	(4,197)	(4,197)
Balance at June 30, 2018	-	-	15,645,755	2	64,110	(50,641)	13,471
Issuance of common shares upon exercise of options			14,396		48		48
Share based compensation	-	-	30,000	-	1,093	-	1,093
Net loss	-	-	-	-	-	(5,170)	(5,170)
Balance at September 30, 2018	-	$-	15,690,151	$2	$65,251	$(55,811)	$9,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,149)	$(16,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157	106
(Gain) loss on change in estimated fair value of contingent royalty obligation	(68)	244
Share based compensation	2,530	1,735
Unrealized gain on investments	(5)	-
Amortization of bond premium	-	15
Inventory write-down	76	574
Fixed asset impairment	35	-
Non-cash operating lease expense	185	-
Warrant expense	-	3,156
Changes in operating assets and liabilities:
Accounts receivable	5	(18)
Inventory	(732)	(614)
Prepaid expenses and other current assets	(43)	(74)
Accounts payable and accrued expenses	593	1,141
Operating lease liabilities - current and non-current	(182)	-
Other current and non-current liabilities	203	(108)
Net cash used in operating activities	(14,395)	(10,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(361)	(194)
Proceeds from long-term deposits	-	11
Repayment of shareholder loan receivable	-	126
Purchase of held-to-maturity securities	-	(4,863)
Purchase of available-for-sale securities	(9,609)	(5,026)
Proceeds from sale of available-for-sale securities	2,000	2,000
Proceeds from maturity of held-to-maturity securities	-	3,130

Net cash used in investing activities	(7,970)	(4,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from public offering	20,000	17,500
Proceeds from exercise of over-allotment options	1,945	-
Proceeds from exercise of options	2	306
Financing fees	(1,915)	(2,509)
Net cash provided by financing activities	20,032	15,297

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,333)	(52)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,050	6,939
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,717	$6,887

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Reclassification of deferred financing costs from current assets to additional paid-in capital	$-	$602
Cashless exercise of options	$-	$2
Deferred financing fees included in accounts payable and accrued expenses	$-	$59

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

The Company has developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”). In June 2019, the 510(k) premarket notification for the second-generation of the Pure-Vu System was reviewed and cleared by the FDA. The first-generation of the Pure-Vu System has received CE Mark approval in the European Economic Area, and the Company intends to seek CE Mark approval for the second-generation of its Pure-Vu System. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. The Company began commercialization in October 2019, with the first commercial placements of its second generation Pure-Vu System as part of its initial U.S. market launch targeting early adopter hospitals. The Company does not expect to generate significant revenue from product sales until the Company expands its commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

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

The Company has financed its operations primarily through sales of equity-related securities. At September 30, 2019, the Company had an accumulated deficit of $78,527, total current assets of $27,682 and total current liabilities of $3,547 resulting in working capital of $24,135. For the three and nine months ended September 30, 2019, the Company incurred a net loss of $5,195 and $17,149, respectively. At September 30, 2019, the Company had cash and cash equivalents, and investments of $26,374.

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

Investments

The Company accounts for investments held as “available-for-sale” in accordance with ASC 320, “Investments - Debt and Equity Securities”. The Company has one investment in a mutual fund and classifies this investment as a current asset and carries it at fair value. Unrealized gains and losses are recorded in finance income, net on the condensed consolidated statement of comprehensive loss. Realized gains or losses on mutual fund transactions are reported in the condensed consolidated statement of comprehensive loss. The mutual fund is maintained at one financial institution.

Management evaluates whether available-for-sale securities are other-than-temporarily impaired (“OTTI”) on a quarterly basis. If management determines that a security is OTTI, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the three and nine months ended September 30, 2019 and 2018, no investment OTTI losses were realized.

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Revenue recognition

The first generation Pure-Vu System – The Company developed a first generation medical device system (a “Workstation”) and single use disposable sleeve (a “Disposable”) designed to improve a colonoscopy procedure. In market development accounts, the Company places its Workstations in a healthcare professional’s office at no charge. The Disposables are used in conjunction with the Workstation. The Company typically enters into agreements for an evaluation period that have terms of two and three months and can be extended for successive periods by written agreement by both the Company and the customer. The Company initially provides the customer with a free demonstration pack of Disposables so that the customer can evaluate both the Workstation and Disposables. After the evaluation period, the Company may charge a fee for the first generation Disposables shipped once the free demonstration pack is used. The Company recognizes revenue for the fees charged over the term of the arrangement, which equates to usage.

For the purposes of GAAP only, this type of arrangement for the first generation system is treated as a short-term operating lease, and thus is outside the scope of ASC 606 and is accounted for in accordance with ASC 842, Leases. Effective January 1, 2019, there was no material impact upon the adoption of ASC 842 related to these arrangements. While this arrangement is not an operating lease contractually, this arrangement is viewed as an operating lease for accounting purposes since in this arrangement the Company provides the customer the rights to use the Workstation and Disposables, which are interdependent, and the customer controls physical access to the Workstation while controlling the utility and output during the term of the arrangement.

During the three and nine months ended September 30, 2019, the Company recognized revenue of $3 and $8, respectively, and, during the three and nine months ended September 30, 2018, the Company recognized revenue of $0 and $38, respectively, from the sale of first generation Disposables which equates to the usage period of the Disposables over the term of the agreement.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers’ ability to pay. As of September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $0.

Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. For the three and nine months ended September 30, 2019, an inventory write-down charge of $57 and $76, respectively, was recorded; and, for both the three and nine months ended September 30, 2018, an inventory write-down charge of $574 was recorded.

Inventory at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$238	$-
Work-in-process	160	-
Finished goods	373	23
Ending inventory	$771	$23

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

Fixed assets, net

Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated based on the straight-line method, at annual rates reflecting the estimated useful lives of the related assets, as follows:

Office equipment	5-15 years
Computers and software	3-5 years
Machinery	5-10 years
Lab and medical equipment	3-7 years
Leasehold improvements	Shorter of lease term or useful life

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Fixed assets, summarized by major category, consist of the following for the years ended:

	September 30, 2019	December 31, 2018
Office equipment	$148	$144
Computers and software	320	284
Machinery	460	329
Lab and medical equipment	471	391
Leasehold improvements	180	105
Total	1,579	1,253
Less: accumulated depreciation and amortization	(564)	(407)
Fixed assets, net	$1,015	$846

Depreciation and amortization expense for the three and nine months ended September 30, 2019 is $58 and $157, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2018 is $44 and $106, respectively. For the three and nine months ended September 30, 2019, a fixed asset impairment charge of $35 was recorded as general and administrative expense to write down lab and medical equipment related to the first-generation Pure-Vu System.

Stock Based Compensation

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of our common stock than would otherwise occur. On January 1, 2019, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 1,286,409 shares. Under the 2016 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 3,927,659. As of September 30, 2019, there were 92,202 shares of common stock available for future grant under the 2016 Plan.

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2019 and December 31, 2018, the Company had a full valuation allowance against its deferred tax assets.

For the three and nine months ended September 30, 2019 and 2018, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2019 and 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

There were no changes in the fair value hierarchy leveling during the nine months ended September 30, 2019 and during the year ended December 31, 2018.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets
Investments	$10,657	$-	$-	$10,657

Liabilities
Contingent royalty obligation	$-	$-	$1,885	$1,885

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets
Investments	$3,043	$-	$-	$3,043

Liabilities
Contingent royalty obligation	$-	$-	$1,953	$1,953

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

Contingent Royalty Obligation

In estimating the fair value of the Company’s contingent royalty obligation (see Note 6), the Company used the discounted cash flow method as of September 30, 2019 and December 31, 2018. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 contingent royalty obligation for the nine months ended September 30, 2019:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2018	$1,953
Change in estimated fair value of contingent royalty obligation	(68)
Balance at September 30, 2019	$1,885

The contingent royalty obligation is re-measured at each balance sheet date using the following assumptions: 1) discount rate of 21% and 20% as of September 30, 2019 and December 31, 2018, respectively, and 2) rate of royalty payment of 3% as of both September 30, 2019 and December 31, 2018.

For the nine months ended September 30, 2019, the Company’s estimated discount rate increased from 20% to 21% due to changes in market conditions.

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a Level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $175 and a 2% increase in the discount rate would decrease the liability by approximately $157.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements, and is effective for the Company in the first quarter of 2020. The Company is evaluating the impact this standard will have on the Company’s condensed consolidated financial statements.

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

Note 4 – Investments

Investments as of September 30, 2019 and December 31, 2018 consist of available-for-sale securities which are carried at fair value. Interest and dividends on investments are included in finance income, net.

The following table summarizes, by major security type, the Company’s investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Amortized Cost	Carrying Value
Mutual fund, available-for-sale	$10,652	$10,657
Total	$10,652	$10,657

	December 31, 2018
	Amortized Cost	Carrying Value
Mutual fund, available-for-sale	$3,043	$3,043
Total	$3,043	$3,043

Note 5 – Leases

The Company leases an office in Fort Lauderdale, Florida under an operating lease. The term expires November 2024. The annual base rent is subject to annual increases of 2.75%.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

The Company leases an office in Israel under an operating lease that expires on December 31, 2019. On July 4, 2019, the Company exercised its option to extend the lease expiration to December 31, 2022. The right-of-use asset and lease liability were adjusted to include the renewal period in the amount of $176. The base rent is subject to a 4% increase beginning on January 1, 2020.

The Company leases vehicles under operating leases that expire at various dates through 2022.

Many of these leases provide for payment by the Company, as the lessee, of taxes, insurance premiums, costs of maintenance and other costs which are expenses as incurred. Certain operating leases include escalation clauses and some of which may include options to extend the leases for up to 3 years.

Operating cash flow supplemental information for the nine months ended September 30, 2019:

An initial right-of-use asset of $1,065 was recognized as a non-cash asset and operating lease liabilities of $1,074 was recognized as a non-cash liability addition with the adoption of the new lease standard. An initial right-of-use asset and liability in the amount of $176 was recognized as a non-cash asset and operating lease liability upon the exercise of its option to extend the Israel lease. Cash paid for amounts included in the present value of operating lease liabilities was $261 during the nine months ended September 30, 2019.

Other Information:
Weighted average remaining lease term – operating leases, in years	4.31
Weighted average discount rate – operating leases	7.69%

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019 were as follows:

Twelve Months Ended December 31,	Amount
2019 (remaining three months)	$86
2020	319
2021	266
2022	253
2023	184
Thereafter	141
Total future minimum lease payments	1,249
Imputed interest	(181)
Total liability	$1,068

The Company’s lease expense was $127 and $356 for the three and nine months ended September 30, 2019, respectively, included in general and administrative expenses. The Company’s lease expense was $122 and $368 for the three and nine months ended September 30, 2018, respectively, included in general and administrative expenses.

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

The Company provided the third party a notice of termination of the license and supply agreement, which is effective ninety days from September 30, 2019. The Company shipped its first commercial Coated Product in the second quarter of 2019. For the three and nine months ended September 30, 2019, the Company has recorded a de minimus amount in relation to the royalty on coated products as cost of revenue. For the three and nine months ended September 30, 2019, the Company recorded $37 as a reduction to general and administrative expense for the reversal of the estimated accrual for additional one-time milestone payments. As of September 30, 2019, the Company has recorded $13 as other current liabilities to accrue the one-time milestone payment.

For the three and nine months ended September 30, 2018, the Company has recorded $0 and $50, respectively, as general and administrative expense to accrue the one-time milestone payments in anticipation of the first commercial sale of a coated product. As of December 31, 2018, the Company has recorded $25 as other current liabilities and $25 as other non-current liabilities to accrue the one-time milestone payments.

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures. The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332. The total amount received during the three and nine months ended September 30, 2019 and 2018 was $0. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR interest to date in the amount of approximately $1,394 and $1,383 as of September 30, 2019 and December 31, 2018, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion with a rate that is currently at 4% (which may be increased under certain circumstances). The Company may be obligated to pay up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense and liability during the three and nine months ended September 30, 2019 and 2018 as sales occur.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at September 30, 2019 and December 31, 2018 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

*	Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of September 30, 2019.

**	Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Royalty Payment Rights Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of September 30, 2019.

The Royalty Amount will be payable up to the later of (i) the latest expiration date of the Company’s patents issued as of December 22, 2016, or (ii) the latest expiration date of any pending patents as of December 22, 2016 that have since been issued or may be issued in the future (which is currently April 2035). Following the expiration of all such patents, the holders of the Royalty Payment Rights Certificates and the holders of the Placement Agent Royalty Payment Rights Certificates will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

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

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the consolidated balance sheets at September 30, 2019 and December 31, 2018 in the amount of $1,885 and $1,953, respectively. For the three and nine months ended September 30, 2019, the Company recorded a gain on change in fair value of Contingent Royalty Obligation in the amount of $127 and $68, respectively. For the three and nine months ended September 30, 2018, the Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $85 and $244, respectively.

Manufacturing Component Purchase Obligations

The Company utilizes two outsourcing partners to manufacture its Workstation and Disposable, and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company. As of September 30, 2019, the Company expects to pay $55 under manufacturing-related supplier arrangements within the next year, substantially all of which is noncancelable.

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

Note 7 – Related Party Transactions

Shareholder Loan

The Company entered into a shareholder loan on May 15, 2017 for a principal balance of $122 at a stated interest rate of 3.4%. For the three and nine months ended September 30, 2018, the Company recorded $3 and $4, respectively, as finance income related to the shareholder loan. The loan principal and accrued interest was repaid in full as of December 31, 2018.

Sales and Marketing Services Arrangement with FreeHold Surgical, Inc.

Beginning in the fourth quarter of 2017, the Company began to make payments to FreeHold Surgical, Inc (“FreeHold”), an entity in which one of our Directors serves as a Director and President, for services rendered beginning August 2017. On October 31, 2018, the Company gave thirty-day notice to FreeHold for termination of its services agreement effective November 30, 2018. As of December 31, 2018, the Company had $0 recorded as accounts payable to FreeHold. For the three and nine months ended September 30, 2018, the Company recorded $25 and $100, respectively, as general and administrative expense related to this arrangement.

Note 8 – Shareholders’ Equity

Issuance of Common Stock

On March 5, 2019, the Company issued 10,313 shares of its common stock related to the vested portion of the restricted stock unit award granted on October 1, 2018 to the Chief Executive Officer (the “CEO”) for 165,000 shares of common stock.

On July 1, 2019 the Company closed an underwritten public offering in which it sold 6,666,667 shares of the Company’s common stock at a public offering price of $3.00 per share. In connection with the closing of the offering, the Company received net proceeds of $18,241 after deducting underwriting discounts and commissions of $1,500 and other offering expenses of $259. In addition, the Company granted the representative of the several underwriters in the offering (the “Representative”) a 30-day option (the “Over-Allotment Option”) to purchase up to an aggregate 1,000,000 additional shares of the Company’s common stock at an exercise price of $3.00 per share.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

On July 10, 2019, the Company closed the sale of an additional 648,333 shares of its common stock at a price of $3.00 per share, pursuant to the partial exercise of the Over-Allotment Option. In connection with the closing of the partial exercise of the Over-Allotment Option, the Company received additional net proceeds of $1,789 after deducting underwriting discounts and commissions of $156.

On August 20, 2019, the Company issued 30,140 shares of its common stock to the CEO and executives related to the vested portion of the restricted stock unit awards granted on October 1, 2018 to the CEO for 165,000 shares of common stock and on February 13, 2019 to executives for 76,112 shares of common stock.

Issuance of Warrants to Purchase Common Stock

On June 6, 2018, the Company entered into a consultant agreement with a service provider which shall continue until the agreement is terminated by the Company or service provider by providing at least five business days’ prior written notice. Pursuant to the agreement, the Company (a) issued a warrant on June 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $5.25 per share, at which time a measurement date was reached (b) issued a warrant on October 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $6.25 per share at which time a measurement date was reached, and (c) issued a warrant on February 6, 2019 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $7.25 per share (collectively, such warrants referred to as the “Consultant Warrants”). The Consultant Warrants each have a five-year term, vest immediately, and provide for cashless exercise. Warrants totaling 30,000 in relation to this agreement were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 67.25%, 67.28%, and 69.23% (iii) risk-free rate of 2.51%, 2.81%, and 3.07%, and (iv) dividend rate of zero. The fair value of the 30,000 warrants was initially estimated to be $95 at the inception of the agreement. On January 1, 2019, upon adoption of ASU 2018-07, the fair value was re-measured which approximated the fair value as of December 31, 2018 of $76 which is expensed using the straight-line method over eight months. The Company recorded $0 and $10 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss in relation to the 30,000 warrants for the three and nine months ended September 30, 2019, respectively. The Company recorded $38 and $45 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss in relation to the consulting agreement for the three and nine months ended September 30, 2018, respectively.

On July 2, 2018, the Company entered into a consultant agreement with a service provider which continued until February 28, 2019. Pursuant to the agreement, the Company (i) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expired 12 months from the date of agreement, (ii) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expires 18 months from the date of the agreement, (iii) issued a fully-vested and nonforfeitable warrant on October 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock with an exercise price of $8.75 per share, and expires 18 months from the date of the agreement and (iv) issued a fully-vested and nonforfeitable warrant on January 2, 2019 to purchase 25,000 shares of common stock of the Company with an exercise price of $10.00 per share, and expires 24 months from the date of the agreement. The warrants issued under this agreement are callable by the Company and it will have the right to require the consultant to exercise all or any warrants still unexercised for a cash exercise or the Company may re-purchase the warrant at a price of $0.01 per warrant share if the Company’s stock trades above a closing floor price ranging from $9.00 to $13.00 per share for ten (10) consecutive trading days. In accordance with FASB ASC 480, the call feature is a conditional obligation upon an event not certain to occur that becomes mandatorily redeemable if that event occurs, the condition is resolved, or that event becomes certain to occur. Because the conditional event is within control of the Company, the call feature is not recognized for accounting purposes until the Company exercises its rights under agreement. Warrants totaling 100,000 in relation to this agreement were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 1-2 years, (ii) volatility of 62.04% - 65.84%, (iii) risk-free rate of 2.34% - 2.66%, and (iv) dividend rate of zero. The aggregate fair value of the 100,000 warrants was initially estimated to be $146 and was re-measured on January 1, 2019, upon the adoption of ASU 2018-07, which approximated the fair value as of December 31, 2018 of $126 which was expensed using the straight-line method over eight months. The Company recorded $0 and $31 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2019, respectively. The Company recorded $55 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss for both the three and nine months ended September 30, 2018. As of September 30, 2019 and December 31, 2018, the Company has recorded a prepaid expense in the amount of $0 and $27, respectively, related to the fully vested nonforfeitable shares of common stock and warrants issued for which services have not been rendered.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

On July 3, 2018, the Company entered into an amendment to a consulting agreement dated May 27, 2017 as a continuation of investor relation and consulting services to extend the termination of the agreement to July 2019 and issued 30,000 shares of common stock which vested immediately and a warrant to purchase 90,000 shares of common stock which vested immediately. The warrants are exercisable at $8.50 per share and expire five years from the date of issuance. The 90,000 warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 68.31%, (iii) risk-free rate of 2.72%, and (iv) dividend rate of zero. The fair value of the 90,000 warrants and 30,000 shares of common stock was estimated to be $594 which will be expensed using the straight-line method over thirteen months, the expected term of the agreement. The Company recorded $41 and $317 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2019, respectively. The Company recorded $136 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss for both the three and nine months ended September 30, 2018. As of September 30, 2019 and December 31, 2018, the Company has recorded a prepaid expense in the amount of $0 and $317, respectively, related to the fully vested nonforfeitable shares of common stock and warrants issued for which services have not been rendered.

On January 1, 2019, the Company entered into an amended and restated consultant agreement to restate and replace the existing consultant agreement dated October 1, 2018 with a service provider which shall continue until September 30, 2019, unless and until sooner terminated by the Company or service provider by providing at least thirty days prior written notice. Pursuant to the agreement, the Company issued a fully-vested and nonforfeitable warrant on February 13, 2019 to purchase 50,000 shares of the Company’s common stock, with an exercise price of $5.00 per share, and expires March 20, 2022. The warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 3 years, (ii) volatility of 67.43%, (iii) risk-free rate of 2.52%, and (iv) dividend rate of zero. The aggregate fair value of the 50,000 warrants was estimated to be $90 which will be expensed using the straight-line method over nine months. The Company recorded $30 and $90 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2019, respectively.

On February 13, 2019, the Company issued to an existing service provider for past services rendered a fully-vested and nonforfeitable warrant to purchase 30,000 shares of the Company’s common stock, with an exercise price of $5.00 per share, and expires March 20, 2022. The warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 3 years, (ii) volatility of 67.43%, (iii) risk-free rate of 2.52%, and (iv) dividend rate of zero. The aggregate fair value of the 30,000 warrants was estimated to be $55. The Company recorded $0 and $55 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2019.

On August 1, 2019, the Company entered into a consulting agreement which shall continue until the agreement is terminated by the Company or service provider by providing at least ten business days’ prior written notice. On September 16, 2019, the Company issued a notice of termination to the service provider to terminate the consulting agreement on November 30, 2019. Pursuant to the agreement, the Company issued two warrants on August 8, 2019 to purchase an aggregate of 20,000 shares the Company’s common stock, with an exercise price of $2.66 per share (the “August 2019 Consultant Warrants”), which vest for four equal tranches beginning November 1, 2019 through August 1, 2020. On November 13, 2019, the Company’s board of directors accelerated the vesting of the August 2019 Consultant Warrants which will vest in their entirety on November 30, 2019. The August 2019 Consultant Warrants have a three-year term and provide for a cashless exercise. The August 2019 Consultant Warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 3 years, (ii) volatility of 69.36%, (iii) risk-free rate of 1.71%, and (iv) dividend rate of zero. The aggregate fair value of the August 2019 Consultant Warrants was estimated to be $18 which will be expensed using the straight-line method from August 8, 2019 through November 30, 2019. The Company recorded $8 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for both the three and nine months ended September 30, 2019.

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

Firm Compensation

The Company entered into an agreement on August 30, 2019 with the Firm which superseded the True-up Payment. The Company agreed the final amount due to the Firm is to be paid as follows: (a) a cash payment of $57 which was paid on October 4, 2019, and (b) a fully-vested and nonforfeitable warrant to purchase 6,333 shares of the Company’s common stock, with an exercise price of $3.00 per share (the “November 2019 Consultant Warrant”). The November 2019 Consultant Warrant, which has a three-year term, was not issued until November 13, 2019.

Consultant Liability

As of September 30, 2019 and December 31, 2018, the Company has accrued $62 and $93, respectively, in accounts payable and accrued expenses for the True-up Payment.

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2018	2,629,468	$5.24	3.58	$-
Granted	135,000	5.75
Expired	(25,000)	7.39
Outstanding at September 30, 2019	2,739,468	$5.25	2.83	$-

As of September 30, 2019, 2,719,468 warrants were exercisable.

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

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,520,101	$4.32	8.72	$-
Granted	1,242,144	4.02
Exercised	(416)	3.78		*
Forfeited/cancelled	(189,632)	4.38
Outstanding at September 30, 2019	3,572,197	$4.22	8.50	$-

*	represents amount less than $1,000

The options granted during the nine months ended September 30, 2019 and 2018 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the nine months ended September 30,
	2019	2018
Expected term, in years	5.8	5.7
Expected volatility	78.02%	68.12%
Risk-free interest rate	2.34	2.76%
Dividend yield	-	-
Grant date fair value	$2.64	$3.07

At September 30, 2019, unamortized share based compensation for stock options was $4,163, with a weighted-average recognition period of 1.17 years.

At September 30, 2019, outstanding options to purchase 1,742,201 shares of common stock were exercisable with a weighted-average exercise price per share of $4.37.

For the three and nine months ended September 30, 2019, the Company recorded $578 and $1,811, respectively, for share based compensation expense related to stock options.

For the three and nine months ended September 30, 2018, the Company recorded $415 and $1,155, respectively, for share based compensation expense related to stock options.

Restricted Stock Units

On February 13, 2019, the Company granted 76,112 restricted stock unit awards to executives which vest over a four-year period on a quarterly basis. The aggregate fair value of the restricted stock unit awards granted was estimated to be $329 which is expensed using the straight-line method over a four-year period.

The Company recorded $73 and $208 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2019, respectively, in relation to the aggregate 241,112 restricted stock units issued to date to the CEO and executives.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands, except share and per share amounts)

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	165,000	$810
Granted	76,112	329
Vested	(40,453)	(193)
Nonvested at September 30, 2019	200,659	$946

At September 30, 2019, unamortized stock compensation for restricted stock units was $882, with a weighted-average recognition period of 1.68 years.

Stock Based Compensation

The following table sets forth total non-cash stock-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit award by operating statement classification for the three and nine months ended September 30, 2019 and 2018:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Research and development	$182	$32	$467	$135
Sales and marketing	93	58	221	97
General and administrative	455	572	1,842	1,503
Total(1)(2)	$730	$662	$2,530	$1,735

(1)	As of September 30, 2019 and December 31, 2018, the Company recorded a prepaid expense in the amount of $0 and $344, respectively, for the value of vested warrants for future services to be rendered.
(2)	As of September 30, 2019 and December 31, 2018, the Company recorded a warrant liability in the amount of $5 and $22, respectively, for the value of warrants to be issued for services provided.

Note 9 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2019 and noted the following subsequent events:

On November 13, 2019 the Company’s Board of Directors approved the issuance of the November 2019 Consultant Warrant to the Firm, which vests immediately to purchase 6,333 shares of the Company’s common stock at an exercise price of $3.00 per share which have a three-year term.

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

Overview

We have developed the Pure-Vu System, a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”). In June 2019, the 510(k) premarket notification for the second-generation of the Pure-Vu System was reviewed and cleared by the FDA. The first-generation of our Pure-Vu System has received CE Mark approval in the European Economic Area, and we intend to seek CE Mark approval for the second generation of our Pure-Vu System. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a Diagnostic Related Group (a “DRG”), comprising of approximately 1.5 million annual inpatient colonoscopy procedures in the U.S. and approximately 3.8 million annual inpatient colonoscopy procedures worldwide. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. We began commercialization in October 2019, with the first commercial placements of our second generation Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals. We do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Public Offering

On July 1, 2019 we closed an underwritten public offering in which we sold 6,666,667 shares of our common stock at a public offering price of $3.00 per share. In connection with the closing of the offering, we received net proceeds of approximately $18.2 million after deducting underwriting discounts and commissions of approximately $1.5 million and other offering expenses of approximately $0.3 million. In addition, we granted the representative of the several underwriters in the offering (the “Representative”) a 30-day option (the “Over-Allotment Option”) to purchase up to an aggregate 1,000,000 additional shares of our common stock at an exercise price of $3.00 per share. In connection with the closing of the partial exercise of the Over-Allotment Option, on July 10, 2019 we sold 648,333 shares of our common stock at an exercise price of $3.00 per share and received additional net proceeds of approximately $1.8 million after deducting underwriting discounts and commissions of approximately $0.2 million.

Financial Operations Overview

We are a development stage company and have not generated any significant revenues from the sale of products. We have never been profitable and our accumulated deficit as of September 30, 2019 was approximately $78.5 million. Our net loss for the nine months ended September 30, 2019 and 2018 was approximately $17.1 million and approximately $16.7 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to commercialize and market the Pure-Vu System. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	begin commercialization in October 2019, with the first commercial placements of our Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals;

●	scale manufacturing with our contracted partners for both the workstation and disposable portions of the Pure-Vu System;

●	develop future generations of the Pure-Vu System to improve user interface, optimize handling and reduce the cost structure;

●	raise sufficient funds in the capital market to effectuate our business plan, including commercialization activities related to our Pure-Vu System and our research and development activities, including clinical and regulatory development and the continued development and enhancement of our Pure-Vu System; and

●	operate as a public company.

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

During the nine months ended September 30, 2019, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 except for the following:

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

Revenue

Through September 30, 2019, as part of our limited launch, we have generated minimal revenue from the sales of products. We do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Revenue was approximately $3 thousand and approximately $0 for the three months ended September 30, 2019 and 2018, respectively. The increase was attributable to the sale of first generation system disposable units. Our sales initiatives are now focused on the second generation system.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2019 totaled approximately $62 thousand, an increase of approximately $62 thousand over the approximately $0 recorded for the three months ended September 30, 2018. The increase was primarily attributable to the expensing of obsolete raw materials related to the first generation Pure-Vu System in the amount of approximately $57 thousand, the cost of our second generation system disposable evaluation units in the amount of approximately $3 thousand, and the cost of selling our first generation system disposable units in the amount of approximately $2 thousand.

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

Research and development expenses for the three months ended September 30, 2019 totaled approximately $2.2 million, an increase of approximately $0.4 million over the approximately $1.8 million recorded for the three months ended September 30, 2018. The increase was primarily attributable to increases of approximately $0.4 million in salaries and other personnel related cost, approximately $0.1 million in share based compensation, partially offset with approximately $0.1 million decrease in material costs.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses relating to the development of our sales and marketing infrastructure for the Pure-Vu System.

Sales and marketing expenses totaled approximately $1.2 million for both the three months ended September 30, 2019 and 2018. We incurred increases of approximately $0.4 million in salaries and other personnel related cost, partially offset by a decrease of approximately $0.4 million in marketing and training product units.

General and Administrative

General and administrative expenses consist primarily of payroll and professional services, which include accounting, legal services, investor relations services, and expenses associated with obtaining and maintaining patents. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount and other activities to support continued development and commercialization of our Pure-Vu System. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations and communication costs associated with being a public company.

General and administrative expenses for the three months ended September 30, 2019 totaled approximately $2.0 million, a decrease of approximately $0.1 million over the approximately $2.1 million recorded for the three months ended September 30, 2018. The decrease was primarily attributable to decreases of approximately $0.1 million in share based compensation, approximately $0.2 million in professional services, approximately $0.1 million in investor and public relations costs, partially offset with approximately $0.3 million increase in salaries and other personnel related costs.

Other Income and Expenses

Other income, net for the three months ended September 30, 2019 totaled approximately $0.2 million compared to other expense, net of less than $0.1 million recorded for the three months ended September 30, 2018. The approximately $0.3 million change in other income and expenses was primarily attributable to an increase in finance income of approximately $0.1 million, and a gain on the change in estimated fair value of contingent royalty obligation for the nine months ended September 30, 2019 in the amount of approximately $0.1 million compared to a loss on the change in estimated fair value of contingent royalty obligation for the nine months ended September 30, 2018 in the amount of approximately $0.1 million.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenue

Revenue for the nine months ended September 30, 2019 totaled approximately $8 thousand, a decrease of approximately $30 thousand over the approximately $38 thousand recorded for the nine months ended September 30, 2018. The decrease was primarily attributable to the discontinuance of our 2018 outpatient pilot program under which we were selling first generation system disposable units at a loss. Our market development strategy shifted away from the outpatient sector to the inpatient market and, as a result, this outpatient pilot program was discontinued. Our sales initiatives are now focused on the second generation system.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2019 totaled approximately $65 thousand, an increase of approximately $9 thousand over the approximately $56 thousand recorded for the nine months ended September 30, 2018. The increase was primarily attributable to the expensing of obsolete raw materials related to our first generation Pure-Vu System in the amount of approximately $57 thousand, the cost of our second generation system disposable evaluation units in the amount of approximately $3 thousand, partially offset by the decrease in the cost of selling our first generation system disposable units in the amount of approximately $51 thousand.

Research and Development

Research and development expenses for the nine months ended September 30, 2019 totaled approximately $6.7 million, an increase of approximately $2.3 million over the approximately $4.4 million recorded for the nine months ended September 30, 2018. The increase was primarily attributable to increases of approximately $0.5 million of materials purchased and expensed for our first generation Pure-Vu System, approximately $1.2 million in salaries and other personnel related cost, approximately $0.2 million in travel costs, approximately $0.3 million in share based compensation, and approximately $0.1 million in other research and development cost.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2019 totaled approximately $3.5 million, an increase of approximately $0.6 million over the approximately $2.9 million recorded for the nine months ended September 30, 2018. The increase was primarily attributable to increases of approximately $0.8 million in salaries and other personnel related cost, approximately $0.1 million in marketing and tradeshows, approximately $0.1 million in share based compensation, approximately $0.1 million in travel and other sales and marketing expense, partially offset by a decrease of approximately $0.5 million in marketing and training product units.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2019 totaled approximately $7.2 million, an increase of approximately $1.2 million over the approximately $6.0 million recorded for the nine months ended September 30, 2018. The increase was primarily attributable to increases of approximately $1.0 million in salaries and other personnel related costs, approximately $0.3 million in share based compensation, and approximately $0.2 million in other related general and administrative costs, partially offset by a decrease of approximately $0.3 million in professional services.

Other Income and Expenses

Other income, net for the nine months ended September 30, 2019 totaled approximately $0.3 million compared to other expenses, net of approximately $3.3 million recorded for the nine months ended September 30, 2018. The approximately $3.6 million change in other income and expenses was primarily attributable to the decrease in warrant expense of approximately $3.2 million, a decrease in loss on change in estimated fair value of contingent royalty obligation of approximately $0.3 million, and an increase in finance income of approximately $0.1 million.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At September 30, 2019, our accumulated deficit since inception was approximately $78.5 million. Such conditions raise substantial doubts about our ability to continue as a going concern.

At September 30, 2019, we had total current assets of approximately $27.7 million and total current liabilities of approximately $3.5 million resulting in working capital of approximately $24.2 million. Net cash used in operating activities for the nine months ended September 30, 2019 was approximately $14.4 million, which includes a net loss of approximately $17.1 million, offset by non-cash expenses of approximately $2.7 million principally related to share based compensation expense of approximately $2.5 million, and depreciation and amortization of approximately $0.2 million, partially offset by the gain on the change in estimated fair value of contingent royalty obligation of approximately $0.1 million, and offset by changes in net working capital items principally related to the increase in accounts payable and accrued expenses of approximately $0.6 million, and the increase in other current and non-current liabilities of approximately $0.2 million, partially offset with an increase in inventory of approximately $0.7 million.

Net cash used in investing activities for the nine months ended September 30, 2019 totaled approximately $8.0 million principally related to the purchase of available-for-sale securities of approximately $9.6 million, and the purchase of fixed assets of approximately $0.4 million, partially offset with approximately $2.0 million of proceeds from the sale of available for sale securities.

Net cash provided from financing activities for the nine months ended September 30, 2019 totaled approximately $20.0 million principally related to the proceeds received from public offerings and the exercise of over-allotment options of approximately $21.9 million, partially offset by approximately $1.9 million paid for financing fees.

At September 30, 2019, we had cash and cash equivalents, and investments of approximately $26.4 million. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Shelf Registration Statement

On March 26, 2019, we filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective on April 24, 2019, that allows us to offer, issue and sell up to a maximum aggregate offering price of $75.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. As of September 30, 2019 we have sold approximately $22.0 million of securities under our shelf registration statement. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings.

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

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Form 10-Q, or such period as described below, we issued the following unregistered securities:

In August 2019, we entered into a consulting agreement with an investor relations firm, pursuant to which we issued two warrants on August 8, 2019 to purchase 20,000 shares of our common stock in the aggregate, with an exercise price of $2.66 per share (the “August 2019 Consultant Warrants”). The August 2019 Consultant Warrants have a three (3) year term and a cashless exercise provision. The August 2019 Consultant Warrants were amended on November 13, 2019 to accelerate the original vesting terms therein such that all warrant shares are exercisable on November 30, 2019, and remain exercisable through the three (3) year term. The August 2019 Consultant Warrants were issued on substantially the same form as our Form of June 2018 Consultant Warrant, filed as Exhibit 4.1 of our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018, and incorporated herein by reference.

In August 2019, we entered into a consulting agreement with an executive search firm, which superseded the July 2018 consulting agreement with the same executive search firm, pursuant to which we issued a warrant on November 13, 2019 to purchase 6,333 shares of our common stock, with an exercise price of $3.00 per share (the “November 2019 Consultant Warrant”). The November 2019 Consultant Warrant has a three (3) year term. The November 2019 Consultant Warrant was issued on substantially the same form as our Form of November 2018 Consultant Warrant, filed as Exhibit 4.4 of our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018, and incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Form of June 2018 Consultant Warrant	10-Q	001-38389	4.1	8/13/2018

4.2	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.1	XBRL Instance Document.					X

101.2	XBRL Taxonomy Extension Schema Document.					X

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.4	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.5	XBRL Taxonomy Extension Label Linkbase Document.					X

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Furnished, not filed.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Form of June 2018 Consultant Warrant	10-Q	001-38389	4.1	8/13/2018

4.2	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.1	XBRL Instance Document.					X

101.2	XBRL Taxonomy Extension Schema Document.					X

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.4	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.5	XBRL Taxonomy Extension Label Linkbase Document.					X

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Motus GI Holdings, Inc.

Date: November 14, 2019	By:	/s/ Timothy P. Moran
	Name:	Timothy P. Moran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)