Form 10-K
period 2019-12-31
Motus GI Holdings, Inc.
filed 2020-03-30
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $51,601,679, based on the closing price of the registrant’s Common Stock on June 28, 2019.

The number of shares outstanding of the registrant’s Common Stock, par value of $0.0001 per share, as of March 25, 2020 was 28,826,157.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Motus GI Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2019

i

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our limited operating history;

●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for the Pure-Vu System and our ability to satisfy our capital needs;

●	our dependence on the Pure-Vu System, our sole product;

●	our ability to obtain approval from regulatory agents in different jurisdictions for the Pure-Vu System;

●	our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors;

●	our lack of a developed sales and marketing organization and our ability to commercialize the Pure-Vu System;

●	our dependence on third-parties to manufacture the Pure-Vu System;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executives and medical and science personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements

●	our ability to adequately support growth; and

●	our ability to project in the short term the hospital medical device environment considering the global pandemic and strains on hospital systems

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

Overview

We have developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”). In June 2019, the 510(k) premarket notification for the second-generation of the Pure-Vu System was reviewed and cleared by the FDA. The first-generation and second-generation of our Pure-Vu System have received CE Mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. We believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a Medicare Severity Diagnostic Related Group (a “MS-DRG”), comprising approximately 1.5 million annual inpatient colonoscopy procedures in the U.S. and approximately 3.8 million annual inpatient colonoscopy procedures worldwide. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. We began commercialization in October 2019, with the first commercial placements of our second generation Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals. We do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Recent Developments

Due to the recent outbreak around the world, including in China, Israel and the United States, of the highly transmissible and pathogenic coronavirus COVID-19, we have experienced disruption of our sales efforts in many of our target early adopter hospitals which have been impacted by the COVID-19 outbreak. Our progress with ongoing evaluations and anticipated new placements of our Workstations in other target sites have also been delayed. The impact of the COVID-19 outbreak on local economies and the global stock markets could also lead to curtailed or delayed capital spending by hospitals. It is also challenging to accurately forecast the capacity in intensive care units for non COVID-19 patients, and when that may expand. As a result, we anticipate that disruptions in our sales efforts, procedure volume and Workstation placements will expand as the COVID-19 outbreak intensifies globally.

In addition, restrictions on our ability to travel and restrictions on access to our customers, as well as our focus on the health and safety of our employees, have resulted in the temporary closures of our Ft. Lauderdale and Israel facilities. We have enacted a transition plan to work with each employee to allow them to work from home along with the necessary tools to remain as productive as possible until those sites are re-opened.

At this date, we cannot predict the specific extent, or duration, of the impact of the COVID-19 outbreak on our financial results and operations and we are continuing to analyze the situation and its impact. In response to the ongoing disruptions from the COVID-19 outbreak, and to better align our cost structure with the resources required to more efficiently and effectively execute on our commercial strategy of creating a strong foundation in the market by establishing national and regional hospital networks as Pure Vu reference centers, we have adopted and are beginning to implement a cost reduction plan. This effort is intended to reduce the negative impact of the COVID-19 pandemic on our financial results and operations and ensure our long-term competitiveness. Most significantly, the plan will result in the reduction of our overall headcount by approximately 50%, including a material reduction of our commercial team, the implementation of tighter expense controls, and the termination of the lease of our planned corporate office facility in Norwood, Massachusetts (for additional information, see “Part I—Item 2—Properties” and “Part II—Item 9B—Other Information”). The plan will largely be implemented in the second quarter of 2020. When combined with other planned reductions in non-labor activities across all departments, we anticipate our 2020 internally forecasted quarterly cash burn rate to be reduced by approximately 50% beginning in the third quarter. We believe costs associated with the implementation of this plan will be between approximately $1.0 million and $1.5 million, which costs are significantly comprised of severance obligations, including severance obligations under Israeli law for our Israeli employees. Pursuant to the implementation of our cost reduction plan, we believe our cash, cash equivalents and short-term investments balance as of December 31, 2019, will be sufficient to ensure compliance with the liquidity covenant under our loan agreement late into the fourth quarter of 2020, and will meet our anticipated cash requirements into 2021.

We intend to continue to explore all options with respect to how we can best minimize the negative impact of COVID-19 on our financial results and operations, and additional cost reduction actions may be taken if required based on market conditions.

Market Overview

Colonoscopies are one of the most frequently performed medical procedures with over 15 million colonoscopies performed in the U.S. every year and close to 30 million worldwide. In the U.S., approximately 90% of the 15 million colonoscopies are performed as outpatient procedures (13.5 million) at an ambulatory endoscopy center, or AEC, and/or hospital outpatient departments, or HOPD, and 10% as inpatient procedures (1.5 million) in hospitals. The veteran population represents approximately 250,000 colonoscopies performed annually. Approximately 60% of colonoscopies are performed to detect and prevent colorectal cancer, or CRC, which is the second leading cause of cancer related deaths in the U.S. with approximately 140,000 new cases diagnosed and 50,000 deaths every year. Over the past few decades, CRC has been demonstrated to be one of the most preventable cancers through the use of colonoscopies. The remaining 40% of colonoscopies are performed to help diagnose and treat other gastrointestinal, or GI, conditions including lower GI bleeding, irritable bowel syndrome, or IBS, inflammatory bowel disease, or IBD, anemia and infection.

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

Our Pure-Vu Solution

Our system consists of a workstation controller and a single-use, disposable sleeve that fits over most standard and slim colonoscopes. Together with the colonoscope, the Pure-Vu System performs rapid, effective and efficient intra-procedural cleaning without compromising procedural workflow and techniques. The over-sleeve has an umbilical section that connects the disposable over-sleeve to the workstation. The workstation, through a series of peristaltic pumps activated by foot pedals, delivers an irrigation medium of air and water that creates a pulsed vortex inside the colon to break up fecal matter while simultaneously evacuating the colon content into waste receptacles already used in a standard colonoscopy procedure. The proprietary evacuation system in the device has sensors built in that can detect the formation of a blockage and automatically clear it allowing the physician to remove significant debris from the patient. We filed for and received special 510(k) clearance from the FDA in the fourth quarter of 2017 to adjust our labeling to simplify the process of removing the Pure-Vu System from a colonoscope and to support minor enhancements to the manufacturing of the system. The Pure-Vu System has been clinically demonstrated to be capable of cleaning poorly prepared colons in minutes. We are building an extensive intellectual property portfolio designed to protect key aspects of the system, including the pulsed vortex irrigation and auto-purge functions.

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

The Second Generation of Pure-Vu System

In June 2019, the 510(k) premarket notification for the second-generation (“Gen 2”) of the Pure-Vu System was reviewed and cleared by the FDA. We have submitted our application to gain approval to affix the CE Mark to the Gen 2 Pure-Vu System.

The Gen 2 Pure-Vu System has been designed to improve the mobility and logistics in the setup of the system and retains all the same functionality as the first generation of the Pure-Vu System in terms of how it cleanses the colon. The Gen 2 Pure-Vu System Workstation has a reduced footprint and is mounted on a roll stand to allow nursing staff to easily move the Gen 2 Pure-Vu System to different procedure rooms or to the ICU as needed. The Gen 2 Pure-Vu System also has improvements that reduce the number of steps to set up the system and simplifies the loading process onto the colonoscope.

Inpatient Opportunity: improving efficiencies and shortening time to complete a successful colonoscopy

Inpatient colonoscopy is usually performed to diagnose the source of various gastrointestinal conditions such as lower GI bleeding or bowel pain. For an inpatient hospital stay, the Centers for Medicare and Medicaid Services, or CMS, uses a prospective payment system, or PPS, based upon the MS-DRG payment groupings, to pay for hospital services with the goal of encouraging providers to minimize their costs. The DRG assignment is influenced by a combination of factors such as a patient’s sex, diagnosis at the time of discharge and procedures performed. Based on patient specific information, all hospital expenses for their care during an inpatient stay are packaged and assigned to one of over 700 MS-DRGs (“Medicare Severity – Diagnostics Related Groups”). According to Decision Driver Analytics, a reimbursement consulting agency, when a colonoscopy is performed as the primary procedure (no other procedures or complicating diagnosis), MSDRGs 395, 394 or 393 would apply which pay between $3,861 (without complications or major comorbidities) and $9,421 (with major complications and comorbidities), which are average figures subject to adjustment. The National Inpatient Sample (“NIS”) and other literature sources note that the cost for a standard hospital bed averages $2,298 and the cost for an intensive care unit (“ICU”) bed averages $6,546 per day in the U.S, so reducing the length of stay can save the hospital significant expense.

An inpatient colonoscopy is more problematic than an outpatient procedure due primarily to poorer quality bowel prep which can lead to lower rates of successful completion of the procedure and a higher frequency of repeat procedures. Inpatients are difficult to prep as exemplified by inadequate bowel prep rates. Published studies have found that the inpatient population experiences rates of insufficiently prepped colons at the time of colonoscopy as high as 55%. This has been shown to lead directly to significantly longer hospital stays and other additional costs due to the need for repeated preps, repeated colonoscopies and additional diagnostic procedures. This is exemplified in a recently published study by the Cleveland Clinic that showed an inadequate preparation rate of 51% in the study population of 8,819 inpatients. The study noted that the 51% of the study population that were inadequately prepped stayed one day extra in the hospital compared to patients with adequate preparation. Another study, from Northwestern University Hospital System, showed an average hospital stay extension of two days and cost increase of as much as $8,000 per patient as a result of challenges associated with bowel preparation. We believe the Pure-Vu System may improve outcomes and lower costs for hospitals by potentially reducing the time to a successful colonoscopy, minimizing delayed and incomplete procedures, and improving the quality of an exam.

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

REDUCE Study

At the DDW conference in May of 2019 the results of the REDUCE study (“Reliable Endoscopic Diagnosis Utilizing Cleansing Enhancement”), a multi-center inpatient prospective trial designed to evaluate Pure-Vu System’s ability to consistently and reliably improve bowel preparation to facilitate a successful colonoscopy in a timely manner in patients who were indicated for a diagnostic colonoscopy, was presented. The study enrolled 95 hospitalized patients on schedule regardless of their level of pre-procedural bowel preparation. The primary endpoint for the study was improvement of bowel preparation from baseline to post procedure as assessed by the Boston Bowel Preparation Scale (“BBPS”), which assesses the cleanliness of the each of the three segments of the colon on a 0 to 3 scale and requires a minimum score of 2 or better per segment to be considered adequately prepped.

For inpatients that received Pure-Vu System, adequate bowel preparation improved from a baseline of 38% to 96% in segments evaluated. The analysis from the REDUCE study showed statistically significant improvement in every segment of the colon after Pure-Vu System use. The per segment BBPS improved from an average baseline of 1.74, 1.74 and 1.5 to 2.89, 2.91 and 2.86 respectively with a statistically significant p value of .001 for all three segments of the colon. The primary indication for patients enrolled in the study (68%) was a GI bleed. Physicians were able to successfully diagnose or rule out GI bleed in 84% of patients. Acute GI bleeds can lead to hemodynamic instability and is a critical population to treat in an urgent fashion.

Additional Clinical Studies

The EXPEDITE Study (the “EXPEDITE Study”) was initiated in 2019 using the Second Generation Pure-Vu System. This feasibility study in hospitalized patients (both inpatient and outpatient) is designed to analyze the Pure-Vu System’s ability to minimize the time to a successful colonoscopy in the hospital setting. We are also working with key centers to initiate the RESCUE Study, which is a multicenter randomized controlled trial to generate clinical data on outpatient populations that have difficulty with the pre-procedural preparation, to study the Pure-Vu System’s ability to allow these patients to have a successful exam compared to the current standard of care. This data is expected to lay the groundwork for future expansion into high need outpatient populations and support efforts to garner reimbursement in select outpatient populations. We are also evaluating additional studies focused on critical populations like acute lower GI bleeds where time to a successful colonoscopy can be clinically impactful as well as controlled studies in the inpatient population focused on the both quality of the exam and health economics.

Intellectual Property

Our IP position comprises a portfolio covering highly innovative technologies rooted in systems and methods for cleaning body cavities with or without the use of an endoscope. Currently we have ten granted or allowed patents in the U.S., ten patents in Asia (Japan and China), and six patents in the EU, with patent protection until at least 2035. In addition, we have 26 pending patent applications in various regions of the world with a focus on the U.S., EU and Japan. We have registered trademarks for Motus GI and for Pure-Vu in the US, EU and other international jurisdictions. We also have a pending trademark application in the US to MICRO-PREP.

Our portfolio of patents and patent applications focuses on cleaning body cavities in a safe and efficient manner, insertion, movement and steering of an endoscopic device within the body cavity in a predetermined direction; coordinated positioning of an endoscope with a suction device and cleaning systems with automatic self-purging features. Coverage includes critical aspects of our system that we believe are key to effectively and efficiently clean the colon or other cavities in the body. These aspects include cleansing jet methodologies, sensing and control of evacuation to avoid clogging, designs for easy attachment to endoscopes and cleaning segments under water.

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for Pure-Vu and to operate without infringing the proprietary right of others and to prevent others from infringing our proprietary rights. We strive to protect our intellectual property through a combination of patents and trademarks, as well as through confidentiality provisions in our contracts. With respect to the Pure-Vu System, we endeavor to obtain and maintain patent protection in the United States and internationally on identified and potentially patentable aspects of the system. We cannot be sure that the patents will be granted with respect to any patent applications we may own or license in the future, nor can we be sure that our existing patents or any patents we may own or license in the future will be useful in protecting our technology.

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

Competition

We do not believe that there are currently any direct competitors in the market, nor any known competing medical device under development, using similar technology to our technology. Currently the major colonoscope manufacturers (i.e., Olympus, Pentax, Fuji) sell an irrigation pump that can pump fluid through the working channel of a colonoscope. Potentially competitive is an intra-procedural device under development by Medjet Ltd. MedJet’s device goes through the working channel of a scope, is used mostly for spot cleaning a small amount of debris, and does not have the capability to fully clean the colon of large amounts of fecal matter. The MedJet product also requires the physician to remove it from the working channel during the procedure if they need to remove polyps or take a biopsy, impacting the workflow of the procedure. There is also a device under development by a company named OTTek Ltd. The device is called the FIOT (Flow in Over Tube). The tube is noted as being able to create a channel between the endoscope and the inside of the over tube to facilitate the removal of debris. The competitive products mentioned are not currently separately reimbursed by private or government payors. There are over ten different preparation regimens used prior to colonoscopy today. Some are prescription medications and others are over-the-counter. Typically, the over-the-counter regimens are not indicated for colonoscopy prep but for issues of motility, such as constipation, but are still widely prescribed by physicians for colonoscopy prep. Depending on the insurance a patient has, the prescription prep may be covered in part but many of them require the patient to pay out-of-pocket.

The medical device and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have indirect competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Currently, the colonoscopy market is dominated by Olympus, who controls a majority of the market, with Pentax and FujiFilm taking most of the rest of the U.S. colonoscope market. Boston Scientific, Medtronic GI Solutions, Conmed Corporation, Cantel Medical and other smaller players sell ancillary devices and accessories into the marketplace as well. These established competitors may invest heavily to quickly discover and develop novel devices that could make our Pure-Vu System obsolete or uneconomical. There are also capsule endoscopy systems such as the PillCamTM from Medtronic and the Endocapsule 10 from Olympus. These systems, however, require at least the same level of prep as conventional colonoscopies, cannot remove polyps, and therefore, cannot be used to obtain biopsies to detect cancer, so may be less useful for colonoscopy as compared to visualization of the small bowel. Another visualization technique is the virtual colonoscopy, where a radiologist uses a CT scan to obtain 2D and 3D images of the colon. Virtual colonoscopies may require the same level of prep as conventional colonoscopies and if a polyp or abnormality is detected, the patient may still need to undergo a colonoscopy. Other screening tests for colon cancer specifically include fecal occult blood tests and DNA stool tests such as the Cologuard test from Exact Sciences. However, Cologuard is not a replacement for diagnostic colonoscopies or surveillance colonoscopies in high risk individuals and has a lower specificity than standard colonoscopies. While none of these testing alternatives may ever fully replace the colonoscopy, over time, they may take market share away from conventional colonoscopies for specific purposes and may lower the potential market opportunity for us.

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

As of December 31, 2019, we had received grants from the IIA in the aggregate amount of $1.332 million, and had a contingent obligation to the IIA up to an aggregate amount of approximately $1.396 million (assuming no increase, per the IIA Regulations, as described below). As of December 31, 2019, we paid a minimal amount to the IIA. We may apply for additional IIA grants in the future. However, as the funds available for IIA grants out of the annual budget of the State of Israel are subject to the pre-approval of the IIA and have been reduced in the past and may be further reduced in the future, we cannot predict whether we will be entitled to – or approved for – any future grants, or the amounts of any such grants (if approved).

In exchange for these grants, we are required to pay royalties to the IIA of 4% (which may be increased under certain circumstances) from our revenues generated (in any fashion) from know-how developed using IIA grants, up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

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

For additional information, see “Part I—Item 1A—Risk Factors—Risks Related to Our Operations in Israel.”

Manufacturing and Supply

We have established relationships with research facilities, contract manufacturing organizations, or CMO’s, and our collaborators to manufacture and supply our product for our initial U.S. market launch targeting early adopter hospitals and for commercialization. Currently, the workstation component of our Pure-Vu System is manufactured by Sanmina Corporation at their facilities in Israel and the loading fixture is made by the RMS Company in Minnesota. We may enter into formal supply agreements for the manufacture of the workstation component and loading fixture of our Pure-Vu System with Sanmina Corporation or RMS Company respectively, as we continue to establish higher volume capabilities and our commercialization efforts grow. The disposable portion of our Pure-Vu System is manufactured by Polyzen, Inc., at their facilities in North Carolina, U.S., pursuant to a supply agreement we entered into with Polyzen, Inc. in September 2017. A critical component supplier for the disposable manufactured by Polyzen, Inc. is EG Gilero, at their facilities in China. These manufacturing suppliers have extensive experience in medical devices and dealing with regulatory bodies. These suppliers have ISO 13485 approved quality systems. We have an agreement in place with a third party logistics provider in the U.S. who is ISO 13485 certified and specializes in medical devices and equipment. They will provide warehousing, shipping and back office support to meet our commercial needs.

For additional information, see “Part I—Item 1—Business—Research and Development” above, and “Part I—Item 1A—Risk Factors—Risks Related to Our Operations in Israel.”

U.S. Market Entry Strategy

Our initial launch strategy in the United States is focused on the acute care hospital market. Our focus is on building clinical champions amongst key Gastroenterologists, and other GI and nursing floor leadership and staff. Additionally, we articulate the clinical and economic value of the Pure-Vu System technology to key members of hospital administration. After a pre-defined product evaluation period, we seek to work within the Value Analysis Committee approval process, currently utilized within most U.S. hospitals and integrated delivery networks (“IDN’s”). Following successful implementation at the flagship location within an IDN, we then seek to gain further expansion of the Pure-Vu System within sister hospital locations. We support our customers with robust training on the effective use of our Pure-Vu System technology through our training and in-servicing programs.

We are working with a third party logistics provider specializing in medical devices to provide front and back office support to successfully fulfill customer orders. Additionally, our commercial organization has implemented a robust customer relationship management tool to track account progress and help provide accurate forecasting for operations. We anticipate the sales cycle to be in the range of six to twelve months. Our primary focus of the initial product launch is on gaining system placements in the acute care hospital market, driving utilization of our Pure-Vu System disposable sleeve, growing top line revenues and appropriately scaling the commercial organization.

Market Expansion Opportunities

Our resources are currently focused on the initial U.S. market launch targeting early adopter hospitals. However, we have identified two follow-on market expansion opportunities we may explore in the future. These include the inpatient upper gastrointestinal bleed (“Upper GI”) endoscopy market and the outpatient high need colonoscopy market. Upper GI bleeds occur at a rate of approximately 400,000 cases per year in the United States.  The mortality rate of this condition is up to approximately 10%.  Removing adherent blood clots from the field of view is a significant need in allowing the physician the ability to find and treat the bleed. We believe the Pure-Vu System has the potential to be used during upper GI endoscopy procedures to remove clots and debris in order to provide a clear field of view for the endoscopist. Separately, the outpatient high need colonoscopy market presents a large potential commercial market opportunity for the Pure-Vu System, as close to 26 million outpatient colonoscopy procedures are performed worldwide. Based on published literature in several peer reviewed journals from 2010 to 2015 and surveys of physicians conducted in 2015, approximately 23% of such colonoscopy patients can have an inadequate preparation, which may lead to repeat procedures earlier than the medical guidelines suggest. We believe use of the Pure-Vu System has the potential to reduce the need for such repeat procedures if used in the outpatient high need colonoscopy market. Additionally, if we choose to explore either market, we may be able to leverage our existing hospital and doctor relationships developed through our inpatient colonoscopy sales force to facilitate such expansion. We plan to explore strategic relationships to pursue outside U.S. marketing opportunities and to initiate sales in the EU, Japan, China and other markets in the future.

Employees

As of December 31, 2019, we had 49 full time employees. All of our employees are engaged in administration, finance, clinical, research and development, engineering, regulatory or sales and marketing functions. We believe our relations with our employees are good. We anticipate that the number of employees will grow as we scale our commercial capabilities. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

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

●	Class I devices present a low risk and are not life-sustaining or life-supporting. The majority of Class I devices are subject only to “general controls” (e.g., prohibition against adulteration and misbranding, registration and listing, good manufacturing practices, labeling, and adverse event reporting. General controls are baseline requirements that apply to all classes of medical devices.)

●	Class II devices present a moderate risk and are devices for which general controls alone are not sufficient to provide a reasonable assurance of safety and effectiveness. Devices in Class II are subject to both general controls and “special controls” (e.g., special labeling, compliance with performance standards, and post market surveillance. Unless exempted, Class II devices typically require FDA clearance before marketing, through the premarket notification (510(k)) process.)

●	Class III devices present the highest risk. These devices generally are life-sustaining, life-supporting, or for a use that is of substantial importance in preventing impairment of human health or present a potential unreasonable risk of illness or injury. Class III devices are devices for which general controls, by themselves, are insufficient and for which there is insufficient information to determine that application of special controls would provide a reasonable assurance of safety and effectiveness. Class III devices are subject to general controls and typically require FDA approval of a premarket approval (“PMA”) application before marketing.

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

Similar requirements may be applicable in other countries and jurisdictions including the European Union, the European Economic Area, and the United Kingdom.

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

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. Medical device manufacturers intending to market medical devices in the European Union/ and the European Economic Area (the “EU/EEA”), are required to affix the CE Mark to their medical devices, often after the intervention of a notified body and the issuing of a CE Certificate of Conformity. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE Certificates of Conformity or FDA clearance or approval, although others, such as Brazil, Canada and Japan require separate regulatory filings.

In the EU and the EEA, medical devices are currently required to comply with the essential requirements of the EU Medical Devices Directive. Compliance with these requirements would entitle us to affix the CE mark to our medical devices, without which they cannot be commercialized in the EU and EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE mark we must undergo a conformity assessment procedure, which procedure varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I), where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directive, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by an EU Member States’ accreditation body to conduct conformity assessments. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of our medical devices before issuing a CE Certificate of Conformity. After receiving the CE Certificate of Conformity from the Notified Body we can draw up a CE Declaration of Conformity which allows us to affix the CE Mark to our products.

Apart from low risk medical devices (Class I), where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directive, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by an EU Member States’ accreditation body to conduct conformity assessments. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of our medical devices before issuing a CE Certificate of Conformity. After receiving the CE Certificate of Conformity from the notified body we can draw up a CE Declaration of Conformity which allows us to affix the CE Mark to our products.

Further, the advertising and promotion of our products in the EU and the EEA is subject to the laws of individual EU and EEA Member States implementing the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EU and EEA Member State laws and industry codes governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

On May 26, 2020, the EU Medical Devices Regulation will become applicable which will repeal the EU Medical Devices Directive. Notified bodies will have to be accredited by the EU Member States’ accreditation bodies to conduct assessment procedures for medical devices. There are currently a relatively small number of notified bodies that have been accredited to conduct conformity assessment to the Regulation. This may delay our conformity assessment procedures in the future. The Medical Devices Regulation imposes a number of new requirements on manufacturers of medical devices. This may have also impact our activities in the EU, the EEA and the UK, the renewal of our existing CE Certificates of Conformity and conformity assessment related to future bodies.

On March 29, 2017, the United Kingdom formally notified the EU of its intention to withdraw from the Union pursuant to Article 50 of the Lisbon Treaty, commonly referred to as Brexit. The United Kingdom and EU have now agreed on the terms of the exit deal, which will include a transitional period following the United Kingdom’s exit which occurred on January 31, 2020. The transitional period will continue until December 31, 2020 during which the EU and the United Kingdom will seek to negotiate new arrangements for the period from January 1, 2021. During the transitional period most obligations imposed by EU legislation will remain applicable to and in the United Kingdom. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the “hard” withdrawal of the United Kingdom from the EU (where no deal is agreed for the period after the transitional period ending December 31, 2020) could materially impact the regulatory regime with respect to our CE Certificates of Conformity in the United Kingdom. CE Certificates of Conformity issued by a notified body accredited in the EU may no longer by recognized in the UK. Similarly, notified bodies accredited in the UK will no longer be able to issue CE Certificates of Conformity. Obtaining new CE Certificates of Conformity or certification for the UK may have a significant impact on our activities.

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

Third-Party Payor Coverage and Reimbursement

Our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors in any country. Significant uncertainty exists as to whether coverage and separate reimbursement of the Pure-Vu System will develop; but we intend to seek separate reimbursement through private or governmental third-party payors in the future. In both the United States and foreign markets, our ability to commercialize the Pure-Vu System successfully, and to attract commercialization partners for the Pure-Vu System, depends in part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by the CMS, through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured, and it is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations or other guidelines that govern its individual program. Each payor, whether governmental or private, has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of the Pure-Vu System will depend, in part, upon the extent of coverage and adequate reimbursement for such product and for the procedures in which such product is used. Prices at which we or our customers seek reimbursement for the Pure-Vu System can be subject to challenge, reduction or denial by the government and other payors.

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

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians, and third party payors will play a primary role in the recommendation and use of any products for which we obtain marketing approval. Our future arrangements with third party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any device for which we obtain marketing approval. In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the CMS, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. The applicable laws and regulations include, among others, the federal health care program Anti-Kickback Statute, the federal Civil False Claims Act, and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).

●	The federal health care programs Anti-Kickback Statute (“AKS”) makes it illegal for any person, including a device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, or order of a particular device, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. There are a number of statutory exceptions and regulatory safe harbors protecting from prosecution some common activities like discounts, or engaging health care professionals as speakers or consults; however, those exceptions and safe harbors are drawn narrowly, and there is no exception or safe harbor for many common business activities like educational grants or reimbursement support programs. In October 2019, the federal government published a proposed regulation creating new safe harbors for, among other things, certain value-based arrangements and patient engagement tools, and that modifies and clarifies the scope of existing safe harbors for warranties and personal service agreements. The impact of the proposed regulation on our current or contemplated operations is not clear even if the proposed regulation is finalized.

●	The federal civil False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus significant mandatory penalties per false claim or statement for violations for each separate false claim and the potential for exclusion from participation in federal healthcare programs. Conduct that violates the False Claims Act also may implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute also are deemed false or fraudulent claims for purposes of the False Claims Act. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

●	HIPAA which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, also imposes certain obligations, including contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information.

●	HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA privacy and security rules and seek attorneys’ fees and costs associated with pursuing federal civil actions.

●	The federal Physician Payments Sunshine Act and its implementing regulations, which requires that certain manufacturers of devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members, and payments or other “transfers of value” to such physician owners. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

●	Analogous state and foreign fraud and abuse laws and regulations, such as anti-kickback and false claims laws, which may apply to sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third party payor, including commercial insurers, and state and local laws that require manufacturers to report information related to payments and other transfers of value to health care providers and state and local laws that require manufacturers to implement compliance programs or marketing codes. State laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts. Such laws are generally broad and are enforced by various state agencies and private actions.

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

For example, in March 2010, the Patient Protection and Affordable Care Act (the “Affordable Care Act”) was enacted. The Affordable Care Act has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly affected the health care industry. Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation and implementation. For example, on January 20, 2017, President Trump signed an Executive Order that directed federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017, included a provision that eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under Section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. The implications of the Affordable Care Act, and efforts to repeal, and replace, or invalidate, the Affordable Care Act or its implementing regulations, or portions thereof, or the political uncertainty surrounding any repeal or replacement legislation for our business and financial condition, if any, are not yet clear. We will continue to evaluate the effect that the Affordable Care Act as well as its possible repeal, replacement, or invalidation, in whole or in part, has on our business.

Additional laws and regulations governing international operations

If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate, or to any employee of a public international organization, for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls.

Compliance with the FCPA is expensive and resource-intensive, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. In recent years, there has been a trend of increasing government investigations and litigations against companies operating in our industry, both in the United States and around the world. We may become involved in government investigations that arise in the ordinary course of our business.

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

Public Offering

On July 1, 2019, we closed an underwritten public offering in which we sold 6,666,667 shares of our common stock at a public offering price of $3.00 per share (the “July 2019 Offering”). In connection with the closing of the offering, we received net proceeds of approximately $18.2 million after deducting underwriting discounts and commissions of approximately $1.5 million and other offering expenses of approximately $0.3 million. In addition, we granted the representative of the several underwriters in the offering (the “Representative”) a 30-day option (the “Over-Allotment Option”) to purchase up to an aggregate 1,000,000 additional shares of our common stock at an exercise price of $3.00 per share. In connection with the closing of the partial exercise of the Over-Allotment Option, on July 10, 2019 we sold 648,333 shares of our common stock at an exercise price of $3.00 per share and received additional net proceeds of approximately $1.8 million after deducting underwriting discounts and commissions of approximately $0.2 million.

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

Our financial statements as of December 31, 2019 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2019 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. We cannot assure you, however, that we will be able to achieve any of the foregoing. See Note 2 to our Consolidated Financial Statements for further details.

We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We expect to incur substantial expenses without corresponding revenues unless and until we expand our commercialization efforts. To date, as part of our initial U.S. market launch targeting early adopter hospitals, we have generated limited revenue from our Pure-Vu System, but we do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty. We expect to incur significant marketing expenses in the United States, Europe and elsewhere, and there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net loss for the years ended December 31, 2019 and December 31, 2018 was approximately $23.1 million and $22.3 million, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $84.5 million.

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position. Our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets, which could have a materially adverse effect on our business.

In December 2019, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). All obligations under the Loan Agreement are secured by a first priority lien and security interests in substantially all of our assets (excluding all of our intellectual property, which is subject to a negative pledge). The security interests in substantially all of our assets includes a stock pledge on not more than sixty-five percent of our equity interests in Motus GI Medical Technologies LTD, our direct wholly-owned subsidiary.

In order to service this indebtedness and any additional indebtedness we may incur in the future, we will need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either when they mature, or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our business operations and financial condition.

The Loan Agreement restricts our ability, among other things, to:

●	sell, transfer or otherwise dispose of any of our business assets or property, subject to limited exceptions;

●	make material changes to our business or management;

●	enter into transactions resulting in significant changes to the voting control of our stock;

●	make certain changes to our organizational structure;

●	consolidate or merge with other entities or acquire other entities;

●	incur additional indebtedness or create encumbrances on our assets;

●	pay dividends, other than dividends paid solely in our common shares, or make distributions on and, in certain cases, repurchase our capital stock;

●	enter into certain transactions with our affiliates;

●	repay subordinated indebtedness; or

●	make certain investments.

In addition, we are required under the Loan Agreement to comply with various affirmative covenants. The covenants and restrictions and obligations in the Loan Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants.

If we breach any the covenants or default on any of our obligations under the Loan Agreement, a default interest rate of an additional 4.0% per annum may be applied to the outstanding indebtedness, and all of the outstanding indebtedness under the Loan Agreement could become immediately due and payable, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

In certain circumstances, procedures by Silicon Valley Bank could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted under the Loan Agreement. If our indebtedness under the Loan Agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, Silicon Valley Bank will be entitled to receive payment in full from the proceeds of the collateral which secures our indebtedness before the holders of other indebtedness or holders of our common stock receive any distribution with respect thereto.

Our cash, cash equivalents or short-term investments will only fund our operations for a limited time and we will need to raise additional capital in order to be in compliance with the liquidity covenant of our Loan Agreement with Silicon Valley Bank and to support our development and commercialization efforts.

We are currently operating at a loss and expect our operating costs will increase significantly as we incur costs associated with commercialization activities related to our Pure-Vu System. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in their report on our financial statements. At December 31, 2019, we had a cash and cash equivalents, and short-term investments balance of approximately $28.7 million.

We will need to raise additional capital or generate substantial revenue in order to ensure compliance with the liquidity covenant contained in our Loan Agreement with Silicon Valley Bank and to support our development and commercialization efforts. If adequate funds are not available to us on a timely basis, or at all, we may breach our liquidity covenant (the “Liquidity Covenant”) under the Loan Agreement, in which case, we would be required to immediately pledge to the bank and thereafter maintain in a separate account, unrestricted and unencumbered cash in an amount equal to the amount then outstanding under the Loan Agreement. Based on our current business plan, we believe our cash, cash equivalents and short-term investments balance as of December 31, 2019, will be sufficient to ensure compliance with the liquidity covenant under the Loan Agreement into late fourth quarter of 2020, and meet our anticipated cash requirements into 2021.

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

Except for our Loan Agreement with Silicon Valley Bank, we have no arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all, and if we are not successful in raising additional capital, we may not be able to continue as a going concern. We may seek additional capital through a combination of private and public equity offerings, debt financings, which, except for limited circumstances, would require the prior written consent of Silicon Valley Bank pursuant to our Loan Agreement, and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, that could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. In addition, if we are unable to secure sufficient capital to fund our operations, we might have to enter into strategic collaborations that could require us to share commercial rights to the Pure-Vu System with third parties in ways that we currently do not intend or on terms that may not be favorable to us. If we choose to pursue additional indications and/or geographies for the Pure-Vu System or otherwise expand more rapidly than we presently anticipate, we may also need to raise additional capital sooner than expected.

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

Effective on December 1, 2016, Motus GI Medical Technologies LTD, and the holders of all issued and outstanding shares of capital stock of Motus GI Medical Technologies LTD (the “LTD Stockholders”), entered into a share exchange agreement (the “Share Exchange Agreement”) with us. Pursuant to the terms of the Share Exchange Agreement, as a condition of and contemporaneously with the initial closing (the “Initial Closing”) of the 2017 Private Placement, the LTD Stockholders sold to us, and we acquired, all of the issued and outstanding shares of capital stock of Motus GI Medical Technologies LTD (the “Share Exchange Transaction”) and Motus GI Medical Technologies LTD became our direct wholly-owned subsidiary. As a result of the Share Exchange Transaction, our ability to utilize our federal net operating loss carryforwards and federal tax credits may be limited under Sections 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically three years). In addition, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Section 382 limitations. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

In addition, we are subject to regulations that govern manufacturing practices, product labeling and advertising, and adverse-event reporting that apply after we have obtained clearance or approval to sell a product, and we also must take into account newly emerging risks associated with medical devices such as cybersecurity vulnerabilities. Our failure to maintain clearance for our Pure-Vu System, to obtain clearance or approval for new or modified products, or to adhere to regulations for manufacturing, labeling, advertising or adverse event reporting could adversely affect our results of operations and financial condition. Further, if we determine a product manufactured or marketed by us does not meet our specifications, published standards or regulatory requirements, we may seek to correct the product or withdraw the product from the market, which could have an adverse effect on our business. Many of our facilities and procedures, and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations can be costly and time-consuming.

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

To be able to market and sell our Pure-Vu System in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Many non-European markets, including major markets in South America and Asia Pacific, have allowed for expedited regulatory review and approval based on an existing CE Certificate of Conformity. The first-generation and second-generation of our Pure-Vu System have received CE Mark approval in the European Economic Area, and we intend to target countries with a regulatory approval process with similar requirements to the EU and EEA. However, obtaining and maintaining foreign regulatory approvals are complex and expensive and subject to delays, and management cannot be certain that we will receive and be able to maintain regulatory approvals in any foreign country in which we plan to market our Pure-Vu System or in the time frame in which we expect.

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

In the European Union and the European Economic Area (the “EU/EEA”), we will be required to inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned changes to our quality system or changes to our devices which could affect compliance with the essential requirements set forth in the EU Medical Devices Directive or the devices’ intended purpose or, from May 26, 2020, compliance with the Medical Device Regulation. Until May 26, 2020, the Notified Body will assess the changes in accordance with the Medical Device Directive and verify whether they affect the products’ conformity with the essential requirements set forth in the Directive or the conditions for the use of the device. If the assessment is favorable, the Notified Body will issue a new CE Certificate of Conformity or an addendum to the existing CE Certificate of Conformity attesting compliance with the essential requirements set forth in the Medical Devices Directive. If the assessment is not completed by May 26, 2020 we will be required to undertake the assessment procedure in accordance with the provisions of the Medical Devices Regulation. This may oblige us to undertake future clinical and technical procedures and provide information in addition to that provided to support conformity assessment under the Medical Devices Directive.

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

Our Pure-Vu System is not currently separately reimbursable through private or governmental third-party payors, which could limit market acceptance.

Our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors in any country. We intend to seek separate reimbursement through private or governmental third-party payors in the future, however coverage and reimbursement may not be available for any product that we commercialize and, even if available, the level of reimbursement may not be satisfactory. The commercialization of our Pure-Vu System depends on prospective patients’ ability to cover the costs of the procedure, and/or physician willingness to subsidize all or some of the costs of the procedure. We believe that a substantial portion of individuals who are candidates for the use of the Pure-Vu System worldwide do not have the financial means to cover its cost. Moreover, healthcare providers may be reluctant to make the initial investment in the system. A general regional or worldwide economic downturn could negatively impact demand for our Pure-Vu System. In the event that medically eligible patients deem the costs of our procedure to be prohibitively high or consider alternative treatment options to be more affordable, or healthcare providers deem the cost of the system to be too high, our business, results of operations and financial condition would be negatively impacted.

If we or our sales personnel or distributors do not comply with fraud and abuse laws, including anti-kickback laws for any products approved in the U.S., or with similar foreign laws where we market our products, we could face significant liability.

There are numerous federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, false claims, and physician transparency laws. Our relationships with physicians and surgeons, hospitals and our independent distributors are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including significant fines, damages and monetary penalties and in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs. For a fuller discussion of the applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations applicable to our business, see Item 1 “Description of Business - Other Healthcare Laws and Compliance Requirements”.

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

We are a medical technology company with a limited operating history. We received clearance from the FDA, and CE Mark approval in Europe, for our first generation and second generation Pure-Vu System and began commercialization in October 2019, with the first commercial placements of our second generation Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals. We expect that sales of our Pure-Vu System will account for substantially all of our revenue for the foreseeable future. However, we have limited experience in selling our products and we may be unable to successfully commercialize our Pure-Vu System for a number of reasons, including:

●	market acceptance of our Pure-Vu System by physicians and patients will largely depend on our ability to demonstrate its relative safety, efficacy, cost-effectiveness and ease of use;

●	our inexperience in marketing, selling and distributing our products;

●	we may not have adequate financial or other resources to successfully commercialize our Pure-Vu System;

●	we may not be able to manufacture our Pure-Vu System in commercial quantities or at an acceptable cost;

●	the uncertainties associated with establishing and qualifying a manufacturing facility;

●	patients will not generally receive separate reimbursement from third-party payors for the use of our Pure-Vu System for colon cleansing, which may reduce widespread use of our Pure-Vu System;

●	the introduction and market acceptance of competing products and technologies; and

●	rapid technological change may make our Pure-Vu System obsolete.

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

Our Pure-Vu System for use during colonoscopy screenings to clean the colon through irrigation and evacuation of bowel contents is a new technology and may be perceived as more invasive than current colonoscopy screening procedures, and patients may be unwilling to undergo the procedure. Moreover, patients may be unwilling to depart from the current standard of care. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or prescribe our Pure-Vu System until there is long-term clinical evidence to convince them to alter their existing treatment methods, there are recommendations from prominent physicians that our Pure-Vu System is safe and efficient and separate reimbursement or insurance coverage is available. We cannot predict when, if ever, physicians and patients may adopt the use of our Pure-Vu System. If our Pure-Vu System does not achieve an adequate level of acceptance by patients, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

If we are not able to successfully commercialize our Pure-Vu System, the revenue that we generate from its sales, if any, may be limited.

The commercial success of our Pure-Vu System will depend upon its acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of our Pure-Vu System will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;

●	relative convenience, burden and ease of administration;

●	the prevalence and severity of any adverse effects;

●	the willingness of physicians to prescribe the Pure-Vu System and of the target patient population to try new procedures;

●	efficacy of our Pure-Vu System compared to competing procedures;

●	the introduction of any new products and procedures that may in the future become available for colonoscopy preparation may be approved;

●	pricing and cost-effectiveness;

●	the inclusion or omission of our Pure-Vu System in applicable treatment guidelines;

●	the effectiveness of our or any future collaborators’ sales and marketing strategies;

●	limitations or warnings contained in FDA-approved labeling;

●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or separate reimbursement.

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

We rely on the proper function, availability and security of our information technology systems to operate our business and a cyber-attack or other breach or disruption of these systems could have a material adverse effect on our business and results of operations.

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The form and function of such systems may change over time as our business needs change. The nature of our business involves the receipt and storage of personal and financial information regarding our customers. We use our information technology systems to manage or support a variety of business processes and activities, including sales, shipping, billing, customer service, procurement and supply chain, manufacturing and accounts payable. In addition, we use enterprise information technology systems to record, process, and summarize transactions and other financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions, disruptions or shutdowns, could result in the unauthorized access to customer data, theft of intellectual property or other misappropriation of assets or the loss of key data and information, or otherwise compromise our confidential or proprietary information and disrupt our operations. If our information technology systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may be materially and adversely affected.

If our efforts to maintain the privacy and security of our customer, employee, supplier or Company information are not successful, we could incur substantial additional costs and become subject to litigation, enforcement actions and reputational damage.

Our business, like that of most medical device companies, involves the receipt, storage and transmission of customer information and payment and reimbursement information, our employees, our suppliers and our Company. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information and device security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and our efforts may not be adequate to safeguard against all data security breaches, misuse of data or sabotage of our systems. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, employee, supplier or Company data, could result in additional significant costs, lost sales, fines, lawsuits and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

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

As of December 31, 2019, we had 49 full time employees. As our marketing and commercialization plans and strategies develop, we will need to expand the size of our employee and consultant base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize the Pure-Vu System and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

Our success will depend in part on our ability to manage our operations as we advance our products through clinical trials and to expand our development, regulatory and commercial capabilities or contract with third parties to provide these capabilities for us. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

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

Outbreaks of communicable diseases in various parts of China and other countries may materially and adversely affect our business, financial condition, revenues, and results of operations.

We may face risks related to health epidemics or outbreaks of communicable diseases. For example, the recent outbreak around the world, including in China, Israel and the United States, of the highly transmissible and pathogenic coronavirus COVID-19. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries.

Since our business operations are in the United States and Israel, and some of our business partners operations are in China, the continued impact resulting from the COVID-19 outbreak in these areas, where we and our business partners have operations, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition, revenues, and results of operations.

For example, the COVID-19 outbreak, or other similar outbreaks, could have an adverse effect on the overall productivity of our workforce and we may be required to take extraordinary measures to ensure the safety of our employees and those of our business partners. These measures could require that our employees refrain from traveling to their normal workplace for extended periods of time, which we have already experienced in certain locations, which in turn could result in a decrease in our commercial activities, or result in higher costs or other inefficiencies.

Such outbreaks could also result in delays in or the suspension of our business partners manufacturing operations, our research and product development activities, our regulatory work streams, our clinical studies and other important commercial functions. We are also dependent upon our suppliers for the manufacture of our Pure-Vu System, and an outbreak could significantly disrupt our business by limiting our suppliers ability to travel or ship materials or force temporary closure of facilities that we rely upon.

Additionally, our business may be harmed if, in connection with an outbreak, our customers seek to limit or prevent access by our sales and clinical support teams to their facilities, which we have already experienced in certain locations, or if our customers postpone elective procedures while their resources are diverted to addressing such an outbreak, or if capital spending by hospitals is curtailed or delayed in connection with such an outbreak. An outbreak may also result in restrictions on domestic and international travel, which could have a negative impact on our customer engagement efforts, including through the cancellation or postponement of third-party conferences, trade shows and similar events.

Further, in our operations as a public company, prolonged government disruptions, global pandemics and other natural disasters or geopolitical actions could affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to our Capital Stock

Our officers, directors, and principal stockholders exercise significant control over our Company, and will control our Company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our officers, directors, entities controlled by our officers and directors, and principal stockholders who beneficially own more than 5% of our Common Stock, in the aggregate, beneficially own shares representing approximately 47.67% of our outstanding capital stock as of March 1, 2020. As a result, such entities and individuals have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our company.

Our quarterly operating results may be subject to significant fluctuations.

To date, as part of our initial U.S. market launch targeting early adopter hospitals, we have generated limited revenue from our Pure-Vu System, but we do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty, and accordingly we may experience significant fluctuations in our quarterly operating results in the future. The rate of market acceptance of our Pure-Vu System could contribute to this quarterly variability. Our limited operating history complicates our ability to project quarterly revenue and any future revenue generated from sales of our Pure-Vu System may fluctuate from time to time. In addition, our expense levels are based, in part, on expectation of future revenue levels. A shortfall in expected revenue, if any, could, therefore, result in a disproportionate decrease in our net income. As a result, our quarterly operating results may be subject to significant fluctuations.

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

Pursuant to the terms of the Royalty Payment Rights Certificates (as defined in “Part III—Item 13—Certain Relationships and Related Transactions, and Director Independence— Royalty Payment Rights Certificates - Related Party Participation”) which were issued in connection with the conversion of all of our outstanding shares of Series A Convertible Preferred Stock upon the consummation of our IPO, we may be required to make certain royalty payments. After we generate sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, in excess of $20 million since our inception, then we will be required to pay to the holders of our Royalty Payment Rights Certificates a royalty equal to (i) three percent (3%) of our net sales, if any, in any calendar year, subject to a royalty cap amount per calendar year of $30 million. Additionally, after we receive any proceeds from the licensing of the current and potential future versions of the Pure-Vu System in excess of $3.5 million since our inception, then we will be required to pay to the holders of the Royalty Payment Rights Certificates a royalty equal to 5% of our licensing proceeds, if any, in any calendar year, subject to a royalty cap amount per calendar year of $30 million. The royalties will be payable up to the later of (i) the latest expiration date for our current patents (which is currently June 2035), or (ii) the latest expiration date of any pending patents as of the date of the initial closing of the 2017 Private Placement that may be issued in the future.

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

Proper systems of internal controls over financial accounting and disclosure controls and procedures are critical to the operation of a public company. As we have a limited operating history, we only have 7 employees, and 5 contractors in our finance and accounting functions, which may result in a lack of segregation of duties and are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

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

In connection with the review of our third quarter 2018 financial statements and the audit of our annual consolidated financial statements, we identified a material weakness in our internal control over financial reporting related to the accounting for non-routine complex transactions. Management did not appropriately identify the proper accounting treatment related to contingent payments and stock awards owed to a non-employee. Management began remediation efforts in the fourth quarter of 2018 by engaging a new third party technical accounting specialist with technical accounting expertise to review non-routine complex transactions on a prospective basis. After redesigning and operating related controls during the third and fourth quarters of 2019, we completed a remediation test plan with our third-party internal control consulting firm. Based on the results of testing, Management concluded that controls associated with our remediation efforts are adequately designed as of December 31, 2019. However, due to the matter described below in Item 9A, we are unable to conclude that the controls associated with our remediation efforts are operating effectively at December 31, 2019; therefore, we are unable to conclude that the material weakness is fully remediated as of December 31, 2019.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we remain an emerging growth company, we are permitted and intend to take advantage of the exemptions contained in the JOBS Act, including that our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act. We will remain an “emerging growth company” for up to five years from the date of our initial public offering in February 2018, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30th before that time, we would cease to be an “emerging growth company” as of the following December 31st. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in our internal control over financial reporting in the future.

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

As of December 31, 2019, we had received grants from the IIA in the aggregate amount of $1.332 million, and had a contingent obligation to the IIA up to an aggregate amount of approximately $1.396 million (assuming no increase, per the IIA Regulations, as described below). As of December 31, 2019, we paid a minimal amount to the IIA. We may apply for additional IIA grants in the future. However, as the funds available for IIA grants out of the annual budget of the State of Israel are subject to the pre-approval of the IIA and have been reduced in the past and may be further reduced in the future, we cannot predict whether we will be entitled to – or approved for – any future grants, or the amounts of any such grants (if approved).

In exchange for these grants, we are required to pay royalties to the IIA of 4% (which may be increased under certain circumstances) from our revenues generated (in any fashion) from knowhow developed using IIA grants, up to an aggregate of 100% of all such grants (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

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

We currently rent 7,836 square feet of space in Tirat Carmel, Israel. This facility is used for office space as well as laboratories for product development. We entered the lease on January 1, 2015, and the lease is for a period of five-years. Annual rent is $82 thousand per year. The lease was set to expire on December 31, 2019. On July 4, 2019, we exercised the option to extend the lease expiration to December 31, 2022.

On April 13, 2017, we entered into a lease for a facility in Fort Lauderdale, Florida, which we began occupying in October 2017. On December 20, 2017, we entered into a lease amendment upon remeasurement of the lease space. The facility currently consists of 4,554 square feet, which will increase to 6,496 square feet by the second year of the lease. The term will run for seven years and two months from September 2017. Annual base rent was amended to $159 thousand per year, subject to annual increases of 2.75%. This facility will be used for office space as well as laboratories for both quality assurance and product development. In January 2020, we entered into a license agreement with Orchestra BioMed, Inc., a greater than 5% holder of our Common Stock, pursuant to which we granted a license to Orchestra BioMed, Inc. for the use of portions of the office space not being used by us in our leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which compromises approximately 35% of the Premises as of January 2020 and will expand incrementally to approximately 60 to 70% of the Premises by September 2024.

On March 11, 2020, we entered into a lease with 720 UNIVERSITY PROPERTY, LLC, a Delaware limited liability company (the “Landlord”) for a facility in Norwood, Massachusetts (the “Massachusetts Lease”), which we will intended to begin to occupy on the date the Landlord substantially completes completed construction of the premises, which was expected to be on or about June 11, 2020. The facility consists of 7,684 square feet. The term was intended to run for six years and two months from the date we take would have taken occupancy. Annual base rent ranged from approximately $198 thousand per year to approximately $244 thousand per year.

On March 30, 2020, we executed a Lease Termination Agreement with Landlord (the "Massachusetts Lease Termination Agreement") to terminate the Massachusetts Lease effective as of March 30, 2020. A termination fee of $170,000 was paid to Landlord on March 30, 2020, in connection with the Massachusetts Lease Termination Agreement.

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

Holders of Record

As of March 25, 2020, we had approximately 166 holders of record of our Common Stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Overview

We have developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”). In June 2019, the 510(k) premarket notification for the second-generation of the Pure-Vu System was reviewed and cleared by the FDA. The first-generation and second-generation of our Pure-Vu System have received CE Mark approval in the European Economic Area,. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. We believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a Medicare Severity Diagnostic Related Group (a “MS DRG”), comprising approximately 1.5 million annual inpatient colonoscopy procedures in the U.S. and approximately 3.8 million annual inpatient colonoscopy procedures worldwide. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. We began commercialization in October 2019, with the first commercial placements of our second generation Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals. We do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Financial Operations Overview

We are a development stage company and have not generated significant revenues from the sale of products. We have never been profitable and our accumulated deficit as of December 31, 2019 was approximately $84.5 million. Our net loss for the years ended December 31, 2019 and 2018 was approximately $23.1 million and approximately $22.3 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities to commercialize and market the Pure-Vu System. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Furthermore, the extent of the impact and effects of the recent outbreak of the coronavirus COVID-19 on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, production delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for our second generation system is impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase in connection with our ongoing activities, as we:

●	continue commercialization which began in October 2019, with the first commercial placements of our Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals;

●	scale manufacturing with our contracted partners for both the workstation and disposable portions of the Pure-Vu System;

●	develop future generations of the Pure-Vu System to improve user interface, optimize handling and reduce the cost structure;

●	raise sufficient funds to effectuate our business plan, including commercialization activities related to our Pure-Vu System and our research and development activities, including clinical and regulatory development and the continued development and enhancement of our Pure-Vu System; and

●	operate as a public company.

Critical Accounting Policies and Significant Judgement and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

Sales contracts executed in connection with the first generation Pure-Vu System were accounted for as short-term operating leases, and thus were accounted for in accordance with ASC 840, Leases, rather than ASC 606, as defined below.  There was no material impact upon the adoption of ASC 842, which was adopted on January 1, 2019, related to these arrangements. The Pure-Vu System consists of a Workstation (a “Workstation”) and single use disposable sleeve (a “Disposable”). While these arrangements were not an operating lease contractually, these arrangements were viewed as an operating lease for accounting purposes since, in these arrangements, the customer had the rights to use the particular Workstation and Disposables, which included controlling the physical access to the Workstation and Disposables as well as the utility and output during the term of the arrangement for one fee. We recognized revenue for the fees charged over the term of the arrangement, which equates to usage.

The second generation Pure-Vu System is accounted for in accordance with ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”). Effective January 1, 2018, we adopted ASC 606 to depict the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled to. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases and collaboration arrangements. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when a performance obligation is satisfied.

Commercial placements of the second generation system include the Workstation, sale of the Disposables, and a service plan. The Workstation is operational without any significant customization or modification, and the Disposables are specialized consumables that are readily available for purchase from us. Therefore, revenue from the sale of a Workstation is recognized after the customer commits to purchase the Workstation and the workstation is delivered, which is when title is transferred. Disposables are identified as a separate performance obligation, and therefore, revenue from the sale of Disposables is recognized when the Disposables are delivered to the customer and title is transferred.

A free one-year service plan is included with the purchase of any second generation Pure-Vu workstation. An extended service plan with varying support and maintenance of the Workstation is offered for sale after the free one-year service plan period. In the case of the free one-year service plan, a portion of the Workstation sales price is deferred and recognized ratably over the one-year service plan term, based upon the relative standalone value. The standalone selling price of the Workstation is set at the beginning of the contract based on observable prices from standalone sales of the Workstation, however, at times, we have offered discounts from that price to certain customers. The standalone sales price of the one year service plan is based on the expected costs of replacement parts and direct costs to perform the service plus a standard margin. The margin assumed is consistent with the margin expected in pricing the extended service plan. Revenue for the extended service plans is recognized ratably over the term of the service plan contract period.

At times, we may include a limited time free trial to potential customers to evaluate the Workstation for a period of up to 180 days. Management does not collect any upfront payments or deposits prior to commencing a free trial period. No revenue is recognized for the Workstation during the duration of a free trial, however, any Disposables purchased by the evaluator are recognized when delivered, as described above.

Inventory

Inventory is accounted for at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

Share-Based Compensation

Our share-based compensation programs grant awards that have included stock options, warrants, and restricted stock units. Grants are awarded to employees and non-employees, including directors.

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employee directors, including grants of employee stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values.

We account for forfeitures as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from its estimates. Share-based compensation expense recognized in the financial statements is based on awards for which performance or service conditions are expected to be satisfied.

Prior to the adoption of ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, on July 1, 2018, the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards.  After adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award.

Our share-based awards are subject to service or performance-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term.

We expense restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award.

We estimate the fair value of our option awards to employees, directors and non-employees using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of complete company-specific historical and implied volatility data for the full expected term of the stock-based awards, we base our estimate of expected volatility on a representative group of publicly traded companies in addition to our own volatility data. For these analyses, we selected companies with comparable characteristics to our own, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected term of our employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. We have never paid, and do not expect to pay, dividends in the foreseeable future.

Leases

Effective January 1, 2019, we adopted ASC 842, Leases (ASC 842), using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. In addition, the new lease standard provides a number of optional practical expedients in transition.

When adopting the leasing standard, we made the following policy elections:

●	we elected the practical expedient to account for the lease and non-lease components as a single lease component for all asset classes;

●	we elected the short-term lease measurement and recognition exemption and did not establish right-of-use (“ROU”) assets or lease liabilities for operating leases with terms of 12 months or less;

●	we used our original assumptions for operating leases entered into prior to adoption, electing not to use the hindsight practical expedient;

●	we elected to use the package of practical expedients for transition and did not reassess (i) whether expired or existing contracts were leases or contained leases, (ii) the classification of our existing leases, or (iii) initial direct costs for existing leases; and

At the inception of an arrangement, we determine whether the arrangement is, or contains, a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recorded at the commencement date as ROU assets and short-term and long-term lease liabilities, as applicable, both of which are recognized as the present value of lease payments over the lease term. For our operating leases, the ROU asset represents our right to use an underlying asset for the lease term, and operating lease liabilities represent an obligation to make lease payments arising from the lease. Since all of the lease agreements do not provide an implicit rate, we estimated an incremental borrowing rate in determining the present value of the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred. The Company uses the long-lived assets impairment guidance to determine recognition and measurement of an ROU asset impairment, if any. The Company monitors for events or changes in circumstances that require a reassessment.

Assumptions made by us at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

Currently, we do not have any finance leases.

Contingent Royalty Obligation

We estimate and record a contingent royalty obligation in relation to our royalty obligation, which is payable over the life of certain patents after certain conditions are met (see Note 7). Forecasted revenue over an expected life of the product is the largest driver of the estimated obligation, with other factors being growth rate, patent expiration assessments, and the discount rate. All these drivers are subject to a high degree of uncertainty which we determine at present based on a very limited-commercialized product.

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

Results of Operations

Comparison of Year Ended December 31, 2019 and 2018

Revenue

Through December 31, 2019, as part of our initial launch, we have generated a small amount of revenue from the sales of products. We do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Revenue for the year ended December 31, 2019 totaled approximately $107.2 thousand, an increase of approximately $71.3 thousand over the approximately $35.9 thousand recorded for the year ended December 31, 2018. The increase was primarily attributable to the initial commercial launch of our second-generation system which began in October 2019.

Cost of Revenue

Cost of revenue for the year ended December 31, 2019 totaled approximately $136.0 thousand, an increase of approximately $81.7 thousand over the approximately $54.3 thousand recorded for the year ended December 31, 2018. The increase was primarily attributable to the expensing of obsolete raw materials related to our first generation Pure-Vu System in the amount of approximately $57.0 thousand, the cost of our second generation system disposable evaluation and commercial units in the amount of approximately $64.4 thousand, the expense of royalties to the IIA in the amount of approximately $3.7 thousand, the increase in freight in the amount of approximately $3.4 thousand, partially offset by the decrease in the cost of selling our first generation system disposable units in the amount of approximately $46.8 thousand.

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

Research and development expenses for the year ended December 31, 2019 totaled approximately $9.0 million, an increase of approximately $3.0 million over the approximately $6.0 million recorded for the year ended December 31, 2018. The increase was primarily attributable to increases of approximately $1.8 million in salaries and other personnel related cost, approximately $0.5 million in share based compensation, approximately $0.5 million increase in material costs and approximately $0.2 million in travel.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses totaled approximately $4.9 million for the year ended December 31, 2019 an increase of approximately $0.6 million over the approximately $4.3 million recorded for the year ended December 31, 2018. The increase was primarily attributable to increases of approximately $1.2 million in salaries and other personnel related cost, approximately $0.2 million in share-based compensation, approximately $0.2 in tradeshow and promotional costs, partially offset by a decreases of approximately $0.7 million in marketing and training product units, and approximately $0.3 in professional services.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the year ended December 31, 2019 totaled approximately $9.5 million, an increase of approximately $1.0 million over the approximately $8.5 million recorded for the year ended December 31, 2018. The increase was primarily attributable to increases of approximately $1.1 million in salaries and other personnel related costs, approximately $0.1 million in share-based compensation and approximately $0.1 million in other general and administrative costs, partially offset with decreases of approximately $0.2 million in professional services and $0.1 million in investor and public relations costs.

Other Income and Expenses

Other income, net for the year ended December 31, 2019 totaled approximately $0.4 million compared to other expenses, net of approximately $3.3 million recorded for the year ended December 31, 2018. The approximately $3.7 million change in other income and expenses was primarily attributable to the decrease in warrant expense of approximately $3.2 million, a decrease in the loss on change in estimated fair value of contingent royalty obligation of approximately $0.4 million and an increase in finance income of approximately $0.2 million.

Liquidity and Capital Resources

To date, we have generated minimal revenues, experienced negative operating cash flows and have incurred substantial operating losses from our activities. We expect operating costs will increase significantly as we incur costs associated with commercialization activities related to the Pure-Vu System. We expect to continue to fund our operations primarily through utilization of our current financial resources, future product sales, and through the issuance of debt or equity.

On December 13, 2019, we entered into the Loan Agreement for $8.0 million. Under the terms of the Loan Agreement, we must maintain the Liquidity Covenant. We will need to raise additional capital or generate substantial revenue in order to ensure compliance with the Liquidity Covenant to support our development and commercialization efforts. If adequate funds are not available to us on a timely basis, or at all, we may breach the Liquidity Covenant, in which case, we would be required to immediately pledge to the bank and thereafter maintain in a separate account, unrestricted and unencumbered cash in an amount equal to the amount then outstanding under the Loan Agreement. Such conditions raise substantial doubts about our ability to continue as a going concern.

Our ability to continue as a going concern for the next twelve months from the issuance of our Annual Report on Form 10K, depends on our ability to execute our business plan, increase revenue and reduce expenditures. Subsequent to year end, we adopted a cost reduction plan (the “2020 Plan”) to better align our cost structure with the resources required to more efficiently and effectively execute on our commercial strategy of creating a strong foundation in the market by establishing national and regional hospitals networks as Pure-Vu reference centers. Most significantly, the 2020 Plan will result in the reduction of our overall headcount by approximately 50%, including a material reduction of our commercial team, the implementation of tighter expense controls, and the termination of the lease of our planned corporate office facility in Norwood, Massachusetts (for additional information, see “Part I-Item 2-Properties” and “Part II-Item 9B-Other Information”). The 2020 Plan will be largely implemented in the second quarter of 2020.

At December 31, 2019, we had total current assets of approximately $30.2 million and total current liabilities of approximately $11.3 million resulting in working capital of approximately $18.9 million. Net cash used in operating activities for the year ended December 31, 2019 was approximately $19.9 million, which includes a net loss of approximately $23.1 million, offset by non-cash expenses of approximately $3.7 million principally related to share based compensation expense of approximately $3.2 million, depreciation and amortization of approximately $0.2 million, the write-down of obsolete inventory of approximately $0.1 million, and non-cash operating lease expense of approximately $0.2 partially offset by the gain on the change in estimated fair value of contingent royalty obligation of approximately $0.1 million, and cash used by the change in net working capital items of approximately $0.5 million principally related to the increase in inventory of approximately $1.0 million and the decrease in operating lease liabilities of approximately $0.2 million, partially offset by the increase in accounts payable and accrued expenses of approximately $0.6 million and the decrease of prepaid and other current assets of approximately $0.1 million.

Net cash used in investing activities for the year ended December 31, 2019 totaled approximately $5.6 million principally related to the purchase of available-for-sale securities of approximately $9.6 million and the purchase of fixed assets of approximately $0.5 million, partially offset with approximately $4.5 million of proceeds from the sale of available for sale securities.

Net cash provided from financing activities for the year ended December 31, 2019 totaled approximately $28.0 million principally related to the proceeds received from public offerings and the exercise of over-allotment options of approximately $21.9 million, proceeds obtained from debt financing of approximately $8.0 million, partially offset by approximately $1.9 million paid for financing fees.

At December 31, 2019, we had cash and cash equivalents, and investments of approximately $28.7 million. We will need to raise significant additional capital to continue to fund operations and to maintain the Liquidity Covenant. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

Shelf Registration Statement

On March 26, 2019, we filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective on April 24, 2019, that allows us to offer, issue and sell up to a maximum aggregate offering price of $75.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. As of December 31, 2019, we have sold approximately $21.9 million of securities under our shelf registration statement. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings.

Contractual Obligations and Commitments

For Operating Leases and Other Commitments

For further information, refer to Note 5 and Note 7 of the Notes to the Consolidated Financial Statements included in Pages F-1 through F-29 of this Annual Report of Form 10-K

Off-Balance Sheet Arrangements

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

See pages F-1 through F-29 following the signature page of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgement in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As a result of the material weakness in our internal control over financial reporting disclosed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

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

In connection with the review of our third quarter 2018 consolidated financial statements and the audit of our annual 2018 consolidated financial statements, we identified a material weakness in our internal control over financial reporting related to the accounting for non-routine complex transactions. Management did not appropriately identify the proper accounting treatment related to contingent payments and stock awards owed to a non-employee. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.  As further discussed below under Remediation Efforts to Address Material Weakness, management has concluded that, as of December 31, 2019, a material weakness in internal control over financial reporting relating to the operation of our financial closing and reporting processes still existed and, as a result, the Company did not maintain effective internal control over financial reporting as of December 31, 2019. Notwithstanding this material weakness in internal control over financial reporting relating to the operating effectiveness of our financial closing and reporting processes, our management has concluded that, based on their knowledge, the consolidated financial statements, and other financial information included in this Annual Report on Form 10-K present fairly, in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the JOBS Act. Subject to earlier triggers and limitations, we expect to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Remediation Efforts to Address Material Weakness

We began remediation efforts in the fourth quarter of 2018 for our accounting of non-routine complex transactions control by engaging a new third-party technical accounting specialist with technical accounting expertise to review non-routine complex transactions on a prospective basis.  We, in consultation with our Audit Committee, continue to evaluate our internal and external technical accounting resources to ensure they are appropriate for us and our needs. We have further evaluated our remediation activities to date, and in addition to utilizing multiple third-party technical accounting specialists, we have redesigned prior year controls (bifurcating into multiple controls, strengthening, and enhancing) as well as implemented certain other new and related processes and controls including controls related to contract evaluation; that is, there is a renewed emphasis on our process for initial identification of contracts and transactions that may be non-routine and complex during a reporting period, and then conducting the necessary procedures with the full internal accounting team and third-party technical accounting specialists to review and research the proper guidance and approach toward the accounting, and documenting appropriately as needed. After redesigning and operating related controls during the third and fourth quarters of 2019, we completed a remediation test plan with our third-party internal control consulting firm. Based on the results of testing, Management concluded that controls associated with our remediation efforts are adequately designed as of December 31, 2019. However, due to the matter described below, we are unable to conclude that the controls associated with our remediation efforts are operating effectively at December 31, 2019; therefore, we are unable to conclude that the material weakness is fully remediated as of December 31, 2019.

For one transaction during the fourth quarter 2019, there was a lack of documentation in the related technical accounting memo to support the depth and breadth of analysis performed by management and our third-party technical accounting specialists. The consideration of certain applicable guidance not documented in our memo was determined to not impact the accounting conclusions. We will enhance our documentation going forward to ensure inclusion of all related technical guidance considered, assessments that occurred, and consideration of any additional related material accounting matters to further document the path of the analysis. We believe this documentation matter limited our ability to conclude whether the control was effective; therefore, management concluded that the failure was an effectiveness matter and not reflective of control design deficiency. The related control operated such that a non-routine complex transaction was identified through management’s evaluation of the related contracts and that the matter and supporting contracts were escalated through the process to our third-party technical accounting specialists for evaluation of technical accounting matters and preparation of a memo. The exception stems from a lack of contemporaneous documentation and evidence of the consideration and assessment of certain technical accounting considerations which were not initially documented in the memo.

In order to fully remediate this material weakness, we will continue to implement the corrective actions described above. Management will also continue to review and make necessary changes to the overall design of our internal control environment and implement policies and procedures that improve the overall effectiveness of our internal controls over financial reporting. The material weakness will not be considered fully remediated until the control has operated effectively for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. We expect this to occur during fiscal year 2020.

Changes in Internal Control over Financial Reporting

Except for those remedial actions described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 11, 2020, we entered into a lease with 720 UNIVERSITY PROPERTY, LLC, a Delaware limited liability company (the “Landlord”) for a facility in Norwood, Massachusetts (the “Massachusetts Lease”), which we intended to begin to occupy on the date Landlord substantially completed construction of the premises, which was expected to be on or about June 11, 2020. The facility consists of 7,684 square feet. The term was intended to run for six years and two months from the date we would have taken occupancy. Annual base rent ranged from approximately $198 thousand per year to approximately $244 thousand per year.

On March 30, 2020, we executed a Lease Termination Agreement with Landlord (the "Massachusetts Lease Termination Agreement") to terminate the Massachusetts Lease effective as of March 30, 2020. A termination fee of $170,000 was paid to Landlord on March 30, 2020, in connection with the Massachusetts Lease Termination Agreement.

This summary of the Massachusetts Lease Termination Agreement does not purport to be complete and is qualified in its entirety by reference to full text of the Massachusetts Lease Termination Agreement, a copy of which is filed as Exhibit 10.28 to this Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our officers and directors.

Name	Age	Position(s)
Timothy P. Moran	48	Chief Executive Officer and Director
Mark Pomeranz	58	President, Chief Operating Officer and Director
Andrew Taylor	49	Chief Financial Officer
David Hochman	44	Chairman of the Board
Darren Sherman	48	Director
Gary Jacobs (1)	62	Director
Samuel Nussbaum	71	Director
Shervin Korangy	45	Director
Gary J. Pruden	58	Director

(1)	Gary Jacobs resigned as a director effective January 6, 2020.

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

Andrew Taylor, Chief Financial Officer

Mr. Taylor has served as our Chief Financial Officer since August 2017. Prior to joining us, Mr. Taylor served as the CFO and President of Angel Medical Systems from 2007 until 2017 and has served on the board of directors of Angel Medical Systems, Inc. since 2017. Angel Medical Systems is a medical device company that develops and manufactures ischemia monitoring and alerting systems. While at Angel Medical Systems, Mr. Taylor supervised the operations of more than fifty (50) employees in the United States and Brazil, while also overseeing the financial planning and analysis activities, capital raise efforts, and implementation of capital and operating budgets. From 2005 to 2007, Mr. Taylor was a Practice Leader for AC Lordi Consulting, where he oversaw staff providing CFO and Controller consulting services. Prior to that, Mr. Taylor was the CFO of Safe3w, Inc. from 2001 to 2005 until its acquisition by iPass, Inc. (NASDAQ: IPAS), where he led all accounting and finance functions as well as the fundraising efforts, and negotiated the sale of the company. From 1999 to 2001, Mr. Taylor served as the Vice President of Finance and Administration of Abridge, Inc., where he developed and managed processes for budgeting, forecasting and cash management. Prior to that, Mr. Taylor was a Senior Finance Associate at Delta Air Lines (NYSE: DAL), from 1998 to 1999. Mr. Taylor is a CFA Program Level II Candidate and earned a B.A. in Political Science and Economics at McGill University and his MBA in Finance at Northeastern University.

On December 31, 2018, Angel Medical Systems, Inc. filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On February 11, 2019, the conditions of the Chapter 11 Plan of Reorganization (the “Bankruptcy Plan”) for Angel Medical Systems, Inc. were confirmed by the Bankruptcy Court. On March 29, 2019, the Bankruptcy Plan became effective and Angel Medical Systems, Inc. emerged from its Chapter 11 reorganization as a private company.

Directors

Timothy P. Moran, Chief Executive Officer and Director

See description under Management.

Mark Pomeranz, President, Chief Operating Officer and Director

See description under Management.

David P. Hochman, Chairman of the Board

Mr. Hochman has served as the Chairman of our board of directors since 2016, and as Chairman of the Board of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, since 2011. Since May 2018, he has been Chairman and Chief Executive Officer of Orchestra BioMed, Inc., a biomedical innovation company focused on developing high impact therapeutic solutions to address significant unmet needs. From 2006 until 2019, he served as Managing Partner of Orchestra Medical Ventures, LLC, an investment firm that employed a strategy to create, build and invest in medical technology companies intended to generate substantial clinical value. Mr. Hochman has also served as President of Accelerated Technologies, Inc., a medical device accelerator company previously managed by Orchestra Medical Ventures, LLC, and now a wholly owned subsidiary of Orchestra BioMed, Inc. Mr. Hochman has over twenty-two years of medical innovation, entrepreneurial, venture capital and investment banking experience. Mr. Hochman currently serves as a board member of Corbus Pharmaceuticals Holdings, Inc. (NASDAQ: CRBP), a Phase 3 clinical-stage pharmaceutical company focused on the development and commercialization of novel therapeutics to treat inflammatory and fibrotic diseases by leveraging its industry leading pipeline of endocannabinoid system-targeting drug candidates. He was a co-founder of Caliber Therapeutics, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc., and was on the Board of Caliber Therapeutics, Inc. from 2009 until 2018. He was a co-founder of BackBeat Medical, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc., and served as its President and a member of its Board since inception in 2010 until 2018. He was a co-founder of FreeHold Surgical, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc., and served as a member of its Board from 2011 until 2018. He also serves as a director of Adgero Biopharmaceuticals Holdings, Inc. Prior to joining Orchestra Medical Ventures LLC, Mr. Hochman was Chief Executive Officer of Spencer Trask Edison Partners, LLC, an investment partnership focused on early stage healthcare companies. He was also Managing Director of Spencer Trask Ventures, Inc. during which time he led financing transactions for over twenty early-stage companies. From 1999 to 2006 Mr. Hochman was a board advisor of Health Dialog Services Corporation, a leader in collaborative healthcare management that was acquired in 2008 by the British United Provident Association. From 2005 to 2007, he was a co-founder and board member of PROLOR Biotech, Inc., a biopharmaceutical company developing longer lasting versions of approved therapeutic proteins, which was purchased by Opko Health (NYSE: OPK) in 2013. He is also President and a Board Member of the Mollie Parnis Livingston Foundation, a family foundation. He has a B.A. degree with honors from the University of Michigan. Mr. Hochman was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, his leadership experience at other public companies, including medical technology companies, his financial experience and his expertise in governance matters.

Darren Sherman, Director

Mr. Sherman has been a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, since 2011 and has served on our board of directors since December 2016. Since May 2018, Mr. Sherman has been President, Chief Operations Officer and a member of the Board of Orchestra BioMed, Inc., a biomedical innovation company focused on developing high impact therapeutic solutions to address major medical conditions where options for high-risk patients are limited or inadequate. Mr. Sherman has over 24 years of management and entrepreneurial experience in the medical technology industry spanning interventional cardiology, cardiac electrophysiology, sudden cardiac death, stroke, surgery, GI, and neurovascular therapies. From 2009 until December 2019, Mr. Sherman served as Managing Partner of Orchestra Medical Ventures, LLC, an investment firm that employed a strategy to create, build and invest in medical technology companies intended to generate substantial clinical value. Mr. Sherman has also served as Chief Technical Officer of Accelerated Technologies, Inc. (ATI), a medical device accelerator company managed by Orchestra Medical Ventures, LLC, from 2008 to 2019, and now a wholly owned subsidiary of Orchestra BioMed, Inc.. From 2009 until March 2018, Mr. Sherman served as Chief Executive Officer and a director of Caliber Therapeutics, Inc., from 2012 until March 2019 served as Chief Executive Officer and a director of FreeHold Surgical, Inc., and from 2009 until March 2019 he served as a director of BackBeat Medical, Inc., each of which entities are now wholly owned subsidiary of Orchestra BioMed, Inc.. From 2009 until 2016, he served on the board of directors of Vivasure Medical Limited, a medical device company based in Galway, Ireland. Prior to joining Orchestra Medical Ventures, LLC, from February 2002 until March 2008, Mr. Sherman held various positions in executive management for Cordis Neurovascular (CNV), a Johnson & Johnson company, including Executive Director R&D and Director of Strategic Marketing for stroke products. From January 1997 until February 2002, Mr. Sherman played an integral role in the formation and development of Revivant Corp (acquired by Zoll Medical Corporation) while working at Fogarty Engineering. He was Revivant Corp’s first employee and managed the design, development, and testing of the AutoPulse device from concept through market introduction. From January 1995 until January 1997, Mr. Sherman held positions in research and development for Cardiac Pathways Corp., prior to its acquisition by Boston Scientific. Prior to Cardiac Pathways Corp., he worked at Baxter Healthcare. In each of these companies, he participated in the creation, development and launch of products. Mr. Sherman has authored more than seventy-five U.S. patents and has over ninety additional published applications. He earned a BS degree in Bioengineering from the University of California, San Diego. Mr. Sherman was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, and his leadership experience at other companies, including medical technology companies.

Gary Jacobs, Director

Mr. Jacobs had been a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, since 2011 and had served on our board of directors since December 2016. Mr. Jacobs resigned as a member of our board of directors effective January 6, 2020. Mr. Jacobs is the Founder and Managing Director at Jacobs Investment Company LLC, and served as Chief Executive Officer of DermTech, Inc. He served as Chairman of DermTech International from 2006-2019, NGT New Generation Technologies Ltd., and Galilee Tech Management Ltd. He serves as a Director of Bio2 Technologies, Inc. Mr. Jacobs served as a software engineer and senior education specialist of QUALCOMM, Inc. and as a software programmer at Linkabit Incorporated. He owns and operates a professional minor league baseball team, the Lake Elsinore Storm, affiliated with the San Diego Padres. In addition, Mr. Jacobs serves as Chair of the Dean’s Advisory Council for Social Sciences at the University of California, San Diego and as Chairman of the Board of Trustees of High Tech High in San Diego. He serves as Chairman of the Jewish Community Center Association Continental Board. Mr. Jacobs received his B.A. in Management Science from the University of California, San Diego in 1979. Mr. Jacobs was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, his extensive experience serving on the board of directors of other companies, including medical technology companies, and his financial experience.

Samuel R. Nussbaum, M.D., Director

Dr. Nussbaum has served on our board of directors since December 2016. During 2016 Dr. Nussbaum began serving as a Strategic Consultant for EBG Advisors, the consulting arm for Epstein Becker and Green, where he advises life science companies, health care systems and provider organizations. Dr. Nussbaum also serves as a Senior Advisor to Sandbox Industries, a venture fund, Global Healthcare Private Capital, and Ontario Teachers Pension Plan. He is a member of the Board of Directors of Coherus Biosciences (NASDAQ:CHRS), a leading biosimilar company that develops and commercializes high-quality therapeutics for major regulated markets, PhyMed Healthcare Group, a physician led and owned leader of anesthesia and pain management services, Progenity, Inc., a biotechnology and molecular diagnostics company focused on women’s health, Atrio Health Plans, Oregon-based Medicare Advantage Health Plans and the Able Channel, a streaming digital health platform. From 2000 until 2016, Dr. Nussbaum served as Executive Vice President, Clinical Health Policy, and Chief Medical Officer of Anthem, Inc. (NYSE: ANTM), where he was responsible for annual health care expenditures through business units focused on care management, health improvement, and provider network contracting. Prior to joining Anthem, Dr. Nussbaum served as executive vice president, Medical Affairs and System Integration of BJC Health Care, where he led integrated clinical services and community health, served as President of its medical group and chairman of its commercial (HealthPartners of the Midwest) and Medicaid (CarePartners) health plans. He currently serves as Chair of the Board of Directors for the Innovation and Value Initiative (IVI), a nonprofit dedicated to advancing the science and improving the practice of value assessment in healthcare, and serves on the Board of Directors of The Network for Excellence in Health Innovation (NEHI), a national nonprofit, nonpartisan organization focused on advancing innovations that improve health, enhance the quality of health care, and achieve greater value for the money spent. Dr. Nussbaum has also served on the Board of Directors of National Quality Forum, America’s Health Insurance Plans (AHIP), Regenstrief Institute, National Committee for Quality Health Care, the OASIS Institute, VHA Foundation, BioCrossroads (an Indiana-based public-private collaboration that advances and invests in the life sciences), America’s Agenda, Barnes-Jewish West County Hospital, and the United Way of Greater St. Louis. Dr. Nussbaum is a Professor of Clinical Medicine at Washington University School of Medicine, as an adjunct professor at the Olin School of Business, Washington University and as Senior Fellow, University of Southern California Schaeffer Center for Health Policy and Economics. Dr. Nussbaum earned his BA from New York University and his MD from Mount Sinai School of Medicine. He trained in internal medicine at Stanford University and Massachusetts General Hospital and in endocrinology at Harvard Medical School and Massachusetts General Hospital. Dr. Nussbaum was selected as a director because of his medical and business experience in the healthcare and life sciences industries.

Shervin J. Korangy, Director

Mr. Korangy has served on our board of directors since March 2017. Mr. Korangy also serves as the President and Chief Executive Officer of BVI Medical, Inc., a leading global developer, manufacturer and marketer of specialized surgical devices for the ophthalmic marketplace. Prior to his appointment as CEO of BVI, he served as the Chief Financial Officer and Head of Strategy of BVI. From 2012 to 2017, Mr. Korangy served in various country General Management roles for Novartis Group AG (NYSE: NVS), a global healthcare company, where he worked with medical device, pharmaceutical and consumer health product segments. Prior to that, while part of Novartis Group AG from 2010 to 2012, Mr. Korangy was the Global Head of Corporate Finance, where he was responsible for global M&A, strategy, integrations, BD&L and portfolio planning. He served on the Novartis Finance Leadership Team and the Global Deal Committee. From 1996 to 2010, Mr. Korangy worked in the Private Equity and Restructuring Advisory divisions of the Blackstone Group (NYSE: BX), where he most recently was a Managing Director. Mr. Korangy is a current member of the Board of Directors (and Chairman of the audit committee) of The Hain Celestial Group (NASDAQ: HAIN), a leading organic and natural products company, and a senior advisor to Sight Sciences LLC, a medical device growth stage business. Mr. Korangy has also served on the Advisory Board of the McNulty Center for Leadership and Change Management at The Wharton School of the University of Pennsylvania, since January 2019. Mr. Korangy is a former member of the Board of Directors of Pelican Rouge, a consumer coffee manufacturer and vending business, Ultra Music, an electronic and dance music record label, Graham Packaging, a manufacturer and distributer of custom plastic containers for consumer product companies, Pinnacle Foods (NYSE: PF), a consumer packaged foods manufacturer and distributor and Bayview Financial, an asset manager and loan servicer. Mr. Korangy received his B.S. degree in economics at the Wharton School of the University of Pennsylvania. Mr. Korangy was selected as a director due to his board experience, his management experience with medical device, pharmaceutical and consumer health products, and his financial and accounting experience.

Gary J. Pruden, Director

Mr. Pruden has served on our board of directors since December 2017. Prior to joining us, from 1985 until 2017, Mr. Pruden held a number of senior commercial leadership positions across both the medical devices and pharmaceutical sectors of Johnson & Johnson (NYSE: JNJ). In April 2004, he became President of the Johnson & Johnson subsidiary, Janssen-Ortho Inc. in Canada. In January 2006, Mr. Pruden was appointed Worldwide President of Ethicon, Inc., a Johnson & Johnson subsidiary, and in 2009 became the Company Group Chairman of Ethicon, Inc. In 2012, he was named Worldwide Chairman of Johnson & Johnson’s Global Surgery Group and in 2015 he became Worldwide Chairman in the Medical Devices division. In April 2016, Mr. Pruden became a member of the Executive Committee at Johnson & Johnson where his official title was Executive Vice President, Worldwide Chairman, Medical Devices. Mr. Pruden also served in several capacities with the Advanced Medical Technology Association (AdvaMed), a medical device trade association, where he participated in negotiations with the FDA. While at AdvaMed Mr. Pruden served as a member of the Board of Directors, as Chair of the AdvaMed Regulatory Committee, and as a member of the AdvaMed Executive Committee. Mr. Pruden currently serves on the Board of Directors and as a member of the Audit Committee and the Financing and Strategy Committee of Lantheus Holdings, Inc. (NASDAQ: LNTH). Mr. Pruden received his B.S. degree in finance at Rider University, where he later served on the Board of Trustees from 2011 until 2015. Mr. Pruden was selected as a director due to his management and regulatory experience with medical device and pharmaceutical products and his financial experience.

Family Relationships

There are no family relationships among any of the members of our board of directors or executive officers.

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

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Mr. Sherman, Mr. Hochman, and Dr. Nussbaum, with Mr. Sherman serving as the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the board of directors by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our bylaws and will apply the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the NASDAQ listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer during the fiscal year ended December 31, 2019, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2019, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2019. The persons listed in the following table are referred to herein as the “named executive officers”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)

Timothy P. Moran (3)	2019	475,000	213,750	41,679	79,171	849,756	(6)	1,659,356
Chief Executive Officer	2018	118,750	57,000	810,150	1,175,341	247,949	(7)	2,409,190

Mark Pomeranz (4)	2019	385,000	153,038	185,242	351,632	16,236	(8)	1,091,148
President and Chief Operating Officer	2018	359,479	110,688	-	-	31,793	(8)	501,960

Andrew Taylor (5)	2019	307,500	92,768	101,883	193,980	23,099	(9)	719,230
Chief Financial Officer	2018	295,000	29,750	-	-	31,794	(9)	356,544

(1)	Amounts reflect the grant date fair value of option awards granted in 2019 and 2018 in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 9 to our Consolidated Financial Statements and the discussion under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised.
(2)	Amounts reflects the grant date fair value of stock awards granted in 2019 and 2018 computed in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 9 to our Consolidated Financial Statements.
(3)	Timothy P. Moran began serving as our Chief Executive Officer on October 1, 2018.
(4)	Mark Pomeranz began serving as our President and Chief Operating Officer on September 24, 2018. Mark Pomeranz served as our Chief Executive Officer from December 2016 through September 23, 2018.
(5)	Andrew Taylor began serving as our Chief Financial Officer on August 16, 2017.
(6)	$826,667 reflects Employment Buy-Out Payments (as defined below), the remainder relates to corporate and health benefits.
(7)	$240,000 reflects Employment Buy-Out Payments (as defined below), the remainder relates to corporate and health benefits.
(8)	Amounts relate to corporate and health benefits.
(9)	Amounts relate to corporate and health benefits.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Our Named Executive Officers

We entered into an employment agreement with Mr. Moran, which became effective on October 1, 2018, on an at-will basis, which contains non-disclosure and invention assignment provisions. Under the terms of Mr. Moran’s employment agreement, he holds the position of Chief Executive Officer and receives a base salary of $475,000 annually (the “Base Salary”). In addition, Mr. Moran is eligible to receive an annual bonus payment (the “Performance Bonus”) in an amount equal to up to sixty percent (60%) of his then-Base Salary (the “Bonus Target”) if our board of directors determines that he has met the target objectives communicated to him. For the first twelve months of his employment (the period from October 1, 2018 through October 1, 2019), the payout range for the Performance Bonus is between fifty percent (50%) and two hundred percent (200%) of the Bonus Target if our board of directors determines the objectives have been achieved. Thereafter, subsequent payout parameters will be determined by our board of directors based upon parameters set by our board of directors and Mr. Moran for an overall executive bonus program using market data and analysis input from a third-party expert compensation firm.

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

The amended and restated employment agreement with Mr. Pomeranz became effective on September 24, 2018, provides for employment on an at-will basis, and contains non-disclosure and invention assignment provisions. Under the terms of the amended and restated employment agreement, Mr. Pomeranz holds the position of President and Chief Operating Officer, and receives a base salary of $385,000 annually (the “Pomeranz Base Salary”). In addition, Mr. Pomeranz is eligible to receive (i) for the calendar year ending December 31, 2018, a bonus payment in an amount equal to up to thirty one and one quarter percent (31.25%) (the “2018 Bonus Target”) of his then base salary (the “2018 Bonus”) if our board of directors determines that he has met the target objectives communicated to him, with a payout range for the 2018 Bonus of between fifty percent (50%) and two hundred percent (200%) of the 2018 Bonus Target, and (ii) effective January 1, 2019 and thereafter an annual bonus payment (the “Pomeranz Performance Bonus”) in an amount equal to up to fifty percent (50%) of the Pomeranz Base Salary if our board of directors determines that he has met the target objectives communicated to him. Payout parameters for the Pomeranz Performance Bonus will be determined by our board of directors based upon parameters set by our board of directors and CEO for an overall executive bonus program using market data and analysis input from a third-party expert compensation firm. In May 2017, pursuant to his original employment agreement, Mr. Pomeranz received a grant of options to purchase up to 511,113 shares of our Common Stock pursuant to our Equity Incentive Plan with an exercise price of $5.00 per share, of which fifty-three percent (53%) were fully vested when issued, forty percent (40%) vest in a series of twelve (12) successive equal quarterly installments upon the completion of each successive calendar quarter of active service over the three (3) year period measured from the date of grant, as was determined by the Compensation Committee of our board of directors, and seven percent (7%) will not become fully vested until December 22, 2019. This option was repriced to $4.50 per share in September 2017. Pursuant to the terms of the amended and restated employment agreement, Mr. Pomeranz is also eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or Compensation Committee, in their discretion. Mr. Pomeranz is also eligible to participate in any executive benefit plan or program we adopt.

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

The amended and restated employment agreement with Mr. Taylor became effective on March 26, 2019, provides for employment on an at-will basis, and contains non-disclosure and invention assignment provisions. Under the terms of the amended and restated employment agreement, Mr. Taylor holds the position of Chief Financial Officer, and receives a base salary of $310,000 annually (the “Taylor Base Salary”). In addition, Mr. Taylor is eligible to receive an annual bonus payment (the “Taylor Performance Bonus”) in an amount equal to up to thirty-five percent (35%) of the Taylor Base Salary if our board of directors determines that he has met the target objectives communicated to him. Payout parameters for the Taylor Performance Bonus will be determined by our board of directors based upon parameters set by our board of directors and CEO for an overall executive bonus program using market data and analysis input from a third-party expert compensation firm. In September 2017, pursuant to his original employment agreement, Mr. Taylor received a grant of options to purchase up to 240,000 shares of our Common Stock pursuant to our Equity Incentive Plan with an exercise price of $4.50 per share, which vests in a series of twelve (12) successive equal quarterly installments upon the completion of each successive calendar quarter of active service over the three (3) year period measured from the date of grant, as determined by the Compensation Committee of our board of directors. Pursuant to the terms of the amended and restated employment agreement, Mr. Taylor is also eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or Compensation Committee, in their discretion. Mr. Taylor is also eligible to participate in any executive benefit plan or program we adopt.

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

Outstanding Equity Awards at Fiscal Year-End Table – 2019

The following table summarizes, for each of the named executive officers, the number of shares of our Common Stock underlying outstanding stock options held as of December 31, 2019.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options
Name	Exercisable	Un-exercisable	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)

Timothy P. Moran (CEO)	165,000	330,000	3.78	(1)	November 8, 2028	131,587	641,467
	7,236	21,708	4.32	(2)	February 13, 2029

Mark Pomeranz (COO)	67,238	-	2.38	(3)	April 2, 2024	34,840	150,509
	441,260	69,853	4.50	(4)	May 3, 2027
	32,160	96,481	4.32	(5)	February 13, 2029

Andrew Taylor (CFO)	180,000	60,000	4.50	(6)	September 29, 2027	19,162	82,780
	17,688	53,065	4.32	(7)	February 13, 2029

(1)	Represents options to purchase shares of our Common Stock granted on November 8, 2018 with an exercise price of $3.78 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on October 1, 2018 and continuing on the first day of each third month thereafter.
(2)	Represents options to purchase shares of our Common Stock granted on February 13, 2019 with an exercise price of $4.32 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter.
(3)	Represents options to purchase shares of our Common Stock granted on April 2, 2014, under the Motus GI Medical Technologies LTD Employee Share Option Plan that were outstanding as of the Share Exchange Transaction, which were assumed by the 2016 Equity Incentive Plan (the “2016 Plan”) and continue in effect in accordance with their terms, on an adjusted basis to reflect the Share Exchange Transaction. 61% of the option was vested as of December 31, 2017, with the remaining 39% of the option vesting in full in November 2018.
(4)	Represents options to purchase shares of our Common Stock granted on May 4, 2017, with an exercise price of $5.00 per share. Fifty-three percent (53%) of the option vested immediately upon grant, forty percent (40%) of the option vests in a series of twelve (12) successive equal quarterly installments commencing on May 4, 2017 and continuing on the first day of each third month thereafter, and the remaining seven percent (7%) of the option vests on December 22, 2019. This option was repriced to $4.50 per share in September 2017.
(5)	Represents options to purchase shares of our Common Stock granted on February 13, 2019 with an exercise price of $4.32 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter.
(6)	Represents options to purchase shares of our Common Stock granted on September 29, 2017, with an exercise price of $4.50 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on December 1, 2017 and continuing on the first day of each third month thereafter.
(7)	Represents options to purchase shares of our Common Stock granted on February 13, 2019 with an exercise price of $4.32 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter.

Director Compensation

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2019.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
David Hochman (2)	68,000	108,920	176,920
Darren Sherman (3)	39,500	68,075	107,575
Gary Jacobs (4)	36,000	68,075	104,075
Samuel Nussbaum (5)	38,500	68,075	106,575
Shervin Korangy (6)	36,000	68,075	104,075
Gary Pruden (7)	36,000	68,075	104,075

(1)	Amounts reflect the aggregate grant date fair value of each stock option granted in 2019 in accordance with the Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 9 to our Consolidated Financial Statements and the discussion under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. These amounts do not correspond to the actual value that may be received by the directors if the stock options are exercised.
(2)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2019 held by Mr. Hochman was 215,000.
(3)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2019 held by Mr. Sherman was 125,000.
(4)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2019 held by Mr. Jacobs was 117,500. Mr. Jacobs resigned as a member of our board of directors effective January 6, 2020.
(5)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2019 held by Dr. Nussbaum was 75,000.
(6)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2019 held by Mr. Korangy was 90,000.
(7)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2019 held by Mr. Pruden was 75,000.

Non-Employee Director Compensation

Our board of directors approved a director compensation policy for our directors, effective February 2019. This policy provides for the following cash compensation:

●	each director is entitled to receive a quarterly fee from us of $6,500;

●	the chairman of our board of directors will receive a quarterly fee from us of $9,000;

●	the chair of the Audit Committee will receive a quarterly fee from us of $2,500;

●	each chair of any other board of director committee will receive a quarterly fee from us of $1,500;

●	each non-employee director sitting on more than two of our board of directors committees will receive an additional quarterly fee of $750;
●	each non-chairperson member of the audit committee, the compensation committee and the nominating and corporate governance committee will receive annual fees from us of $7,500, $5,000 and $5,000, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

2016 Equity Incentive Plan

General

On December 14, 2016, our board of directors adopted our Motus GI Holdings, Inc. 2016 Equity Incentive Plan and 2016 Israeli Sub-Plan to the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”), subject to stockholder approval, which was received on December 20, 2016.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)		(b)		(c)(4)
Equity compensation plans approved by security holders(1)	3,702,121	(2)	$4.22	(3)	147,867
Equity compensation plans not approved by security holders	-		$-		—
Total	3,702,121		$4.22		147,867

(1)	The amounts shown in this row include securities under the 2016 Plan.
(2)	Includes 3,516,532 shares of common stock issuable upon exercise of outstanding options and 185,589 shares of common stock issuable pursuant to outstanding restricted stock units
(3)	The weighted average exercise price does not take into account the shares issuable pursuant to outstanding restricted stock units, which have no exercise price.
(4)	In accordance with the “evergreen” provision in our 2016 Plan, an additional 1,728,665 shares were automatically made available for issuance on the first day of 2020, which represents 6% of the number of shares outstanding on December 31, 2019; these shares are excluded from this calculation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date of this report by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and current officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our Common Stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, March 1, 2020 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Unless indicated below, the address of each individual listed below is c/o Motus GI Holdings, Inc., 1301 East Broward Boulevard, 3rd Floor, Ft. Lauderdale, FL 33301.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 28,826,157 shares of Common Stock issued and outstanding as of March 1, 2020 plus any shares issuable upon exercise of options or warrants that are exercisable on or within 60 days after March 1, 2020 held by such person or entity.

Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Officers and Directors
Timothy P. Moran (1)	364,771	1.25%

Mark Pomeranz (2)	626,554	2.13%

David Hochman (3)	344,568	1.19%

Darren Sherman (4)	121,800	* %

Samuel Nussbaum (5)	72,500	*

Shervin Korangy (6)	97,500	*

Andrew Taylor (7)	232,480	*

Gary Pruden (8)	120,833	*

Directors and Officers as a Group (8 persons)	1,981,006	6.51%

5% Stockholders

ABV, LLC (9)(10)	1,607,163	5.50%

Orchestra BioMed, Inc.(11)	2,051,498	7.12%

Perceptive Life Sciences Master Fund Ltd. (12)	4,456,597	15.33%

Larry N. Feinberg (13)	3,806,666	13.21%

1.	Includes 257,148 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2020. Does not include 370,516 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2020. Includes 10,313 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of March 1, 2020, or which will be vested within sixty days of March 1, 2020. Does not include 214,078 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of March 1, 2020.
2.	Includes 604,193 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2020. Does not include 143,135 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2020. Does not include 72,496 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of March 1, 2020.
3.	Includes (i) 16,572 shares of our Common Stock held by NSH 2008 Family Trust, a family trust of which Mr. Hochman is a co-trustee and beneficiary and (ii) 110,000 shares of our Common Stock held by DPH 2008 Trust, a trust of which Mr. Hochman is a co-trustee and beneficiary. Includes 195,000 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2020. Does not include 40,000 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2020. Does not include 20,000 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of March 1, 2020. Includes (i) 904 shares of our Common Stock issuable upon the exercise of warrants, held directly by Mr. Hochman, that are exercisable within sixty days of March 1, 2020 and (ii) 3,785 shares of our Common Stock issuable upon the exercise of warrants, held by NSH 2008 Family Trust, a family trust of which Mr. Hochman is a co-trustee and beneficiary, that are exercisable within sixty days of March 1, 2020.

4.	Includes 112,500 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2020. Does not include 25,000 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2020. Does not include 12,500 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of March 1, 2020. Includes 300 shares of our Common Stock issuable upon the exercise of warrants, held directly by Mr. Sherman, that are exercisable within sixty days of March 1, 2020.
5.	Includes 62,500 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2020. Does not include 25,000 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2020. Does not include 12,500 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of March 1, 2020.
6.	Includes 77,500 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2020. Does not include 25,000 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2020. Does not include 12,500 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of March 1, 2020.
7.	Includes 223,584 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2020. Does not include 133,267 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2020. Does not include 63,786 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of March 1, 2020.
8.	Includes 62,500 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of March 1, 2020. Does not include 25,000 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2020. Does not include 12,500 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of March 1, 2020.
9.	Based on the information provided in the Schedule 13G filed with the SEC on February 13, 2019 by ABV, LLC. Includes 591,481 shares of our Common Stock held by Ascent Biomedical Ventures II, L.P. and 315,883 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of March 1, 2020, held by Ascent Biomedical Ventures II, L.P. ABV, LLC serves as general partner to Ascent Biomedical Ventures II, L.P. The managing members of ABV, LLC, Geoffrey W. Smith and Steve Hochberg, exercise sole dispositive and voting power over the shares owned by Ascent Biomedical Ventures II, L.P. The principal address for the entities affiliated with ABV, LLC is 60 East 42nd Street, New York, NY 10165.
10.	Based on the information provided in the Schedule 13G filed with the SEC on February 13, 2019 by ABV, LLC. Includes 611,241 shares of our Common Stock held by Ascent Biomedical Ventures Synecor, L.P. and 88,558 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of March 1, 2019, held by Ascent Biomedical Ventures Synecor, L.P. ABV, LLC serves as general partner to Ascent Biomedical Ventures Synecor, L.P. The managing members of ABV, LLC, Geoffrey W. Smith and Steve Hochberg, exercise sole dispositive and voting power over the shares owned by Ascent Biomedical Ventures Synecor, L.P. The principal address for the entities affiliated with ABV, LLC is 60 East 42nd Street, New York, NY 10165.
11.	Based on the information provided in the Schedule 13D/A filed with the SEC on February 26, 2020 by Orchestra BioMed, Inc. Includes 51,498 shares of our Common Stock held by Accelerated Technologies, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc. The principal address for Orchestra BioMed, Inc. is 150 Union Square Drive, New Hope, PA 18938.
12.	Based on the information provided in the Schedule 13G/A filed with the SEC on February 14, 2020 by Mr. Joseph Edelman with respect to himself, Perceptive Life Sciences Master Fund Ltd. and Perceptive Advisors LLC (Mr. Edelman, together with Perceptive Life Sciences Master Fund Ltd. and Perceptive Advisors LLC, the “Perceptive Reporting Persons”). Includes 246,055 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of March 1, 2020, held by Perceptive Life Sciences Master Fund Ltd. Perceptive Life Sciences Master Fund Ltd., Perceptive Advisors LLC and Mr. Edelman have shared voting and dispositive power with respect to the shares of our Common Stock held by Perceptive Life Sciences Master Fund Ltd. Perceptive Advisors LLC serves as the investment manager to Perceptive Life Sciences Master Fund Ltd. and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. Mr. Edelman is the managing member of Perceptive Advisors LLC and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. The principal address for the Perceptive Reporting Persons is 51 Astor Place, 10th Floor New York, NY 10003.

13.	Based on the information provided in the Schedule 13G/A filed with the SEC on February 14, 2020 by Larry N. Feinberg with respect to himself, Oracle Partners, LP (“Partners”) which holds 2,711,402 shares of our Common Stock, Oracle Institutional Partners, LP (“Institutional Partners”) which holds 379,566 shares of our Common Stock, Oracle Ten Fund, LP (“Ten Fund” which holds 550,698 shares of our Common Stock, and, together with Partners and Institutional Partners, the “Oracle Partnerships”), Oracle Investment Management, Inc. Employees’ Retirement Plan (the “Retirement Plan”) which holds 135,000 shares of our Common Stock, The Feinberg Family Foundation (the “Foundation”) which holds 30,000 shares of our Common Stock, Oracle Associates, LLC (“Oracle Associates”), which serves as the general partner of the Oracle Partnerships, and may be deemed to indirectly own, by virtue of the foregoing relationship, the Shares directly owned by the Oracle Partnerships, Oracle Investment Management, Inc. (the “Investment Manager”), which serves as the investment manager of the Oracle Partnerships and the plan administrator to the Retirement Plan, and may be deemed to indirectly own the Shares directly owned by the Oracle Partnerships and the Retirement Plan. Mr. Larry N. Feinberg (“Mr. Feinberg”), serves as the managing member of Oracle Associates and as the sole shareholder, director and president of the Investment Manager, and the trustee of the Foundation and may be deemed to indirectly own, by virtue of the foregoing relationships, the Shares directly owned by the Oracle Partnerships, the Retirement Plan and the Foundation (collectively, the “Oracle Reporting Persons”). The principal address for the Oracle Reporting Persons is Oracle Investment Management, Inc. 262 Harbor Drive, 3rd Floor, Stamford, Connecticut 06902.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDECE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2018 to which we were a party or will be a party, in which:

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

Ten Percent Warrants - Related Party Participation

Upon the completion of our IPO in February 2018, we issued the Ten Percent Warrants to certain of our former Series A Convertible Preferred Stock holders, pursuant to an amendment to the Registration Rights Agreement and an amendment to the Certificate of Designation, to purchase an aggregate of 1,095,682 shares of our Common Stock, including (i) Ten Percent Warrants to purchase 300 shares of our Common Stock to David Hochman, the Chairman of our board of directors, (ii) Ten Percent Warrants to purchase 300 shares of our Common Stock to Darren Sherman, a member of our board of directors, (iii) Ten Percent Warrants to purchase an aggregate of 220,274 shares of our Common Stock to Ascent Biomedical Ventures II, L.P. and Ascent Biomedical Ventures Synecor, L.P., beneficial owners of more than five percent of our Common Stock, (iv) Ten Percent Warrants to purchase 106,980 shares of our Common Stock to Orchestra Medical Ventures II, L.P., a former beneficial owner of more than five percent of our Common Stock, (v) Ten Percent Warrants to purchase 115,997 shares of our Common Stock to Orchestra MOTUS Co-Investment Partners, LLC, a former beneficial owner of more than five percent of our Common Stock, (vi) Ten Percent Warrants to purchase 72,386 shares of our Common Stock to Jacobs Investment Company LLC, an investment firm in which Gary Jacobs, a former member of our board of directors, who resigned as a member of our board of directors effective January 6, 2020, serves as Founder and Managing Director, (vii) Ten Percent Warrants to purchase 180,055 shares of our Common Stock to Perceptive Life Sciences Master Fund Ltd., a beneficial owner of more than five percent of our Common Stock, (viii) Ten Percent Warrants to purchase an aggregate of 57,035 shares of our Common Stock to E. Jeffrey Peierls, including the Peierls Trusts and the Peierls Entities, a former beneficial owner of more than five percent of our Common Stock.

Royalty Payment Rights Certificates - Related Party Participation

Simultaneously with the closing of our IPO in February 2018, all 1,581,128 previously outstanding shares of our Series A Convertible Preferred Stock were converted, on a one-to-one basis, into an aggregate of 1,581,128 shares of our Common Stock. In connection with the conversion of the Series A Convertible Preferred Stock we issued Royalty Payment Rights Certificates (the “Royalty Payment Rights Certificates”) to each former holder of our Series A Convertible Preferred Stock, including certain of our directors and executive officers, and certain of our existing stockholders, including stockholders affiliated with certain of our directors including (i) a Royalty Payment Rights Certificate for 0.05% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to David Hochman, the Chairman of our board of directors, (ii) a Royalty Payment Rights Certificate for 0.05% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Darren Sherman, a member of our board of directors, (iii) Royalty Payment Rights Certificate for an aggregate of 10.79% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Ascent Biomedical Ventures II, L.P. and Ascent Biomedical Ventures Synecor, L.P., beneficial owners of more than five percent of our Common Stock, (iv) a Royalty Payment Rights Certificate for 6.31% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Orchestra Medical Ventures II, L.P., a former beneficial owner of more than five percent of our Common Stock, (v) a Royalty Payment Rights Certificate for 4.11% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Orchestra MOTUS Co-Investment Partners, LLC, a former beneficial owner of more than five percent of our Common Stock, (vi) a Royalty Payment Rights Certificate for 4.00% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Jacobs Investment Company LLC, an investment firm in which Gary Jacobs, a former member of our board of directors, who resigned as a member of our board of directors effective January 6, 2020, serves as Founder and Managing Director, and (vii) a Royalty Payment Rights Certificate for 16.22% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Perceptive Life Sciences Master Fund Ltd., a beneficial owner of more than five percent of our Common Stock. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when we generate sales of the Pure-Vu System, or if we receive any proceeds from the licensing of the Pure-Vu System, then we will pay to the holders of the Royalty Payment Rights Certificates (the “Holders”) the allocation of such royalty payment rights as listed on such Holders Royalty Payment Rights Certificate, a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

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

The royalty will be payable up to the later of (i) the latest expiration date of our patents issued as of December 22, 2016, or (ii) the latest expiration date of any pending patents as of December 22, 2016 that have since been issued or may be issued in the future (which is currently June 2035). Following the expiration of all such patents, the Holders of the Royalty Payment Rights Certificates will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

Between December 12, 2019 and February 24, 2020, we consented to the transfer of Royalty Payment Rights Certificates representing an aggregate of 53.01% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates from certain of our directors and certain of our existing stockholders, including stockholders affiliated with certain of our directors including (i) David Hochman, the Chairman of our board of directors, (ii) Darren Sherman, a member of our board of directors, (iii) Ascent Biomedical Ventures II, L.P. and Ascent Biomedical Ventures Synecor, L.P., beneficial owners of more than five percent of our Common Stock, (iv) Orchestra Medical Ventures II, L.P., a former beneficial owner of more than five percent of our Common Stock, (v) Orchestra MOTUS Co-Investment Partners, LLC, a former beneficial owner of more than five percent of our Common Stock, (vi) Perceptive Life Sciences Master Fund Ltd., a beneficial owner of more than five percent of our Common Stock, and (vii) certain other holders of our Royalty Payment Rights Certificates to Orchestra BioMed, Inc., a greater than 5% holder of our Common Stock and entity in which David Hochman, the Chairman of our board of directors, serves as the Chairman of the board of directors and as chief executive officer, and Darren Sherman, a member of our board of directors, serves as a director and as president and chief operating officer, pursuant to a private transaction between such parties.

Participation in Initial Public Offering

In addition to the shares issued pursuant to the directed share program described below, all of our directors and executive officers, and certain of our existing stockholders who held greater than 5% of our Common Stock, including stockholders affiliated with certain of our directors, purchased an aggregate of 1,435,000 shares of our Common Stock in our IPO, completed February 2018, at the public offering price of $5.00 per share, including (i) Perceptive Life Sciences Master Fund Ltd., a greater than 5% shareholder, which purchased 1,010,000 shares, (ii) Orchestra Medical Ventures II, L.P., a former greater than 5% shareholder, which purchased 40,000 shares, (iii) Gary Pruden, a member of our board of directors, who purchased 50,000 shares, (iv) David Hochman, the Chairman of our board of directors, who purchased 75,000 shares, (v) Shervin Korangy, a member of our board of directors, who purchased 20,000 shares, (vi) Mark Pomeranz, our President and Chief Operating Officer, who purchased 8,000 shares, (vii) Samuel Nussbaum, a member of our board of directors, who purchased 10,000 shares, (viii) Darren Sherman, a member of our board of directors, who purchased 5,000 shares and (ix) Andrew Taylor, our Chief Financial Officer, who purchased 2,000 shares.

Directed Share Program

At our request, the underwriters sold 175,000 shares of our Common Stock, or five percent (5%) of the shares offered in our IPO, completed February 2018, at the public offering price of $5.00 per share, to our employees and other persons associated with us, including Gary Jacobs, a former member of our board of directors, who resigned as a member of our board of directors effective January 6, 2020, who purchased 5,000 shares of our Common Stock at the IPO price. The directed share program was arranged through the representative of the underwriters in the IPO.

Sales and Marketing Services Arrangement with FreeHold Surgical, LLC

In August, 2017, we began paying a monthly fee to FreeHold Surgical, LLC, or FreeHold, a wholly owned subsidiary of Orchestra BioMed, Inc., an entity in which David Hochman, the Chairman of our board of directors, served as a director, and Darren Sherman, a member of our board of directors, served as a director and as President. Pursuant to the fee arrangement, we paid FreeHold a monthly amount of approximately $25,000 as all-in compensation for sales and marketing services performed for us, on a part time basis, by two FreeHold sales representatives (the “FreeHold Services”), through June 2018. Effective July 2018, pursuant to an amendment to the fee arrangement, we paid FreeHold a monthly amount of approximately $8,333 as all-in compensation for the FreeHold Services. Effective as of November 30, 2018, we terminated the fee arrangement for the FreeHold Services. As of November 30, 2018 our payment obligations to FreeHold pursuant to the fee arrangement have terminated and all FreeHold Services obligations by FreeHold have ceased.

Participation in Follow On Offering

Certain of our directors and executive officers, and certain of our stockholders who hold greater than 5% of our Common Stock, including stockholders affiliated with certain of our directors, purchased an aggregate of 3,218,500 shares of our Common Stock in our Follow On Offering, completed December 2018, at the public offering price of $2.70 per share, including (i) the Oracle Reporting Persons, greater than 5% holders of our Common Stock, which purchased an aggregate 2,775,000 shares, (ii) Perceptive Life Sciences Master Fund Ltd., a greater than 5% shareholder, which purchased 400,000 shares, (iii) David Hochman, the Chairman of our board of directors, who purchased 20,000 shares, (iv) Timothy P. Moran, our chief executive officer, who purchased 10,000 shares, (v) Jacobs Investment Company LLC, an investment firm in which Gary Jacobs, a former member of our board of directors, who resigned as a member of our board of directors effective January 6, 2020, serves as Founder and Managing Director, which purchased 10,000 shares, (vi) Mark Pomeranz, our President and Chief Operating Officer, who purchased 2,500 shares, and (vii) Andrew Taylor, our Chief Financial Officer, who purchased 1,000 shares.

Participation in July 2019 Offering

Certain of our directors and executive officers, and certain of our stockholders who hold greater than 5% of our Common Stock, including stockholders affiliated with certain of our directors, purchased an aggregate of 2,022,665 shares of our Common Stock in our July 2019 Offering, completed July 2019, at the public offering price of $3.00 per share, including (i) Perceptive Life Sciences Master Fund Ltd., a greater than 5% shareholder, which purchased 1,000,000 shares, (ii) the Oracle Reporting Persons, greater than 5% holders of our Common Stock, which purchased an aggregate 991,666 shares, (iii) DPH 2008 Trust, an trust in which David Hochman, the Chairman of our board of directors, serves as co-trustee and of which he is a beneficiary, which purchased 10,000 shares, (iv) Gary Pruden, a member of our board of directors, who purchased 8,333 shares, (v) Jacobs Investment Company LLC, an investment firm in which Gary Jacobs, a former member of our board of directors, who resigned as a member of our board of directors effective January 6, 2020, serves as Founder and Managing Director, which purchased 8,333 shares, (vi) Timothy P. Moran, our chief executive officer, who purchased 3,333 shares, and (vii) Mark Pomeranz, our President and Chief Operating Officer, who purchased 1,000 shares.

License Agreement with Orchestra BioMed, Inc.

In January 2020, we entered into a license agreement (the “License Agreement”) with Orchestra BioMed, Inc., a greater than 5% holder of our Common Stock and entity in which David Hochman, the Chairman of our board of directors, serves as the Chairman of the board of directors and as chief executive officer, and Darren Sherman, a member of our board of directors, serves as a director and as president and chief operating officer, pursuant to which we granted a license to Orchestra BioMed, Inc. for the use of portions of the office space not being used by us in our leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which compromises approximately 35% of the Premises as of January 2020 and will expand incrementally to approximately 60 to 70% of the Premises by September 2024. In January 2020, Orchestra BioMed, Inc. paid us a one-time fee of $28.5 thousand, upon entering into the License Agreement and will continue to pay a monthly license fee to us until the expiration of the License Agreement in September 2024. Aggregate license fees will generally range from approximately $162 thousand to approximately $198 thousand in any given calendar year during the term of the License Agreement.

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

Director Independence

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Mr. Hochman, Mr. Sherman, Mr. Jacobs (who resigned from our board of directors effective January 6, 2020), Dr. Nussbaum, Mr. Korangy and Mr. Pruden do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Rules of the Nasdaq Market and the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table summarizes the fees paid for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2019	2018

Audit Fees	$242,162	$182,345
Audit-Related Fees	$-	$-
Tax Fees	$42,110	$22,000
All Other Fees	$-	$-
Total Fees	$284,272	$204,345

Audit Fees

“Audit fees” consist of approximately $185,000 and $140,000 in 2019 and 2018, respectively, of fees for professional services provided in connection with the audit of our annual audited financial statements and the review of our quarterly financial statements, and approximately $57,000 and $42,000 in 2019 and 2018, respectively, of fees for consents and comfort letters provided in connection with the offerings of our Common Stock.

Tax Fees

“Tax fees” consist of approximately $23,000 and $22,000, in 2019 and 2018, respectively, for services related to tax preparation and filing, and $19,000 and $0, in 2019 and 2018, respectively, for tax consulting services associated with tax preparation and filings and intercompany transfer pricing activities.

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining EisnerAmper LLP’s independence and has determined that such services for fiscal year 2019 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

The Audit Committee is responsible for reviewing and discussing the audited financial statements with management, discussing with the independent registered public accountants the matters required in Auditing Standards No. 16, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to our board of directors that the audited financial statements be included in our annual report on Form 10-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP appear at pages F-1 through F-29 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Form 10-K.

(2) Financial Statement Schedules.

Schedules are omitted because they are either not required, not applicable, or the information is otherwise included.

(3) Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1 +	Share Exchange Agreement, dated December 1, 2016	S-1	333-222441	2.1	1/5/2018

3.1	Certificate of Incorporation	S-1	333-222441	3.1	1/5/2018

3.2	Certificate of Amendment to the Certificate of Incorporation	S-1	333-222441	3.2	1/5/2018

3.3	Bylaws	S-1	333-222441	3.3	1/5/2018

3.4	Certificate of Designations of Series A Convertible Preferred Stock	S-1	333-222441	3.4	1/5/2018

3.5	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock	10-Q	001-38389	3.1	5/14/2018

4.1	Form of Common Stock Certificate	S-1	333-222441	4.1	1/5/2018

4.2	Form of Series A Convertible Preferred Stock Certificate	S-1	333-222441	4.2	1/5/2018

4.3	Form of Exchange Warrant	S-1	333-222441	4.3	1/5/2018

4.4	Form of Placement Agent Warrant	S-1	333-222441	4.4	1/5/2018

4.5	Form of Registration Rights Agreement	S-1	333-222441	4.5	1/5/2018

4.6	Form of May 2017 Consultant Warrant	S-1	333-222441	4.6	1/5/2018

4.7	Form of Placement Agent Royalty Payment Rights Certificate	S-1	333-222441	4.7	1/5/2018

4.8	Form of Amendment to Registration Rights Agreement	S-1	333-222441	4.8	1/5/2018

4.9	Form of Ten Percent Warrant	S-1	333-222441	4.9	1/5/2018

4.10	Form of Royalty Payment Rights Certificate	S-1/A	333-222441	4.10	1/31/2018

4.11	Form of June 2018 Consultant Warrant	10-Q	001-38389	4.1	8/13/2018

4.12	Form of May 2017 Additional Consultant Warrant	10-Q	001-38389	4.2	8/13/2018

4.13	Form of July 2018 Consultant Warrant	10-Q	001-38389	4.3	8/13/2018

4.14	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

4.15	Description of Registrants Securities					X

10.1	Placement Agency Agreement, dated December 1, 2016, between the Company and Placement Agent	S-1	333-222441	10.1	1/5/2018

10.2	Form of Subscription Agreement	S-1	333-222441	10.2	1/5/2018

10.3	Form of Voting Agreement, dated December 1, 2016, by and among the Company and the stockholders named therein	S-1	333-222441	10.3	1/5/2018

10.4 †	2016 Equity Incentive Plan and 2016 Israel Sub-Plan	S-1	333-222441	10.4	1/5/2018

10.5 †	Form of Incentive Stock Option Agreement	S-1	333-222441	10.5	1/5/2018

10.6 †	Form of Non-Qualified Stock Option Agreement	S-1	333-222441	10.6	1/5/2018

10.7 †	Form of Restricted Stock Agreement	S-1	333-222441	10.7	1/5/2018

10.8 †	Form of Assumed Options to Israeli Employees and Directors Agreement	S-1	333-222441	10.8	1/5/2018

10.9	Form of Assumed Options to Israeli Non-Employees and Controlling Shareholders Agreement	S-1	333-222441	10.9	1/5/2018

10.10 †	Form of Israeli Option Grant to Israeli Employees and Directors Agreement	S-1	333-222441	10.10	1/5/2018

10.11	Form of Israeli Option Grant to Israeli Non-Employees and Controlling Shareholders Agreement	S-1	333-222441	10.11	1/5/2018

10.12 †	Employment Agreement, dated December 22, 2016, between the Company and Mark Pomeranz	S-1	333-222441	10.12	1/5/2018

10.13	Lease, dated April 13, 2017, between Company and Victoriana Building, LLC	S-1	333-222441	10.13	1/5/2018

10.14	Form of Subscription Agreement for Convertible Notes Offering	S-1	333-222441	10.14	1/5/2018

10.15	Finders Agreement, dated October 14, 2016, between the Company and Aegis Capital Corporation	S-1	333-222441	10.15	1/5/2018

10.16	Finders Agreement, dated December 22, 2016, between the Company and Aegis Capital Corporation	S-1	333-222441	10.16	1/5/2018

10.17 †	Form of Indemnification Agreement	S-1	333-222441	10.17	1/5/2018

10.18 †	Employment Agreement, dated August 16, 2017, between the Company and Andrew Taylor	S-1	333-222441	10.18	1/5/2018

10.19 #	Supply Agreement, dated September 1, 2017, between Motus GI Technologies Ltd. and Polyzen, Inc.	S-1/A	333-222441	10.19	2/7/2018

10.20 †	Amended and Restated Employment Agreement, effective September 24, 2018, between the Company and Mark Pomeranz	8-K	001-38389	10.2	9/25/2018

10.21 †	Employment Agreement, effective October 1, 2018, between the Company and Timothy P. Moran	8-K	001-38389	10.1	9/25/2018

10.22	Form of Restricted Stock Unit Award Agreement	10-K	001-38389	10.22	3/26/2019

10.23 †	Amended and Restated Employment Agreement, effective March 26, 2019, between the Company and Andrew Taylor	10-K	001-38389	10.23	3/26/2019

10.24	Loan and Security Agreement, dated as of December 13, 2019 between Silicon Valley Bank and Motus GI Holdings, Inc.	8-K	001-38389	10.1	12/18/2019

10.25	Joinder and First Amendment to Loan and Security Agreement, dated as of February 7, 2020 between Silicon Valley Bank and Motus GI Holdings, Inc.					X

10.26	Second Amendment to Loan and Security Agreement, dated as of February 25, 2020 between Silicon Valley Bank and Motus GI Holdings, Inc.					X

10.27	Lease Agreement, effective as of March 11, 2020, by and between Motus GI Holdings, Inc. and 720 UNIVERSITY PROPERTY, LLC.	8-K	001-38389	10.1	3/11/2020

10.28	Lease Termination Agreement, effective as of March 30, 2020, by and between Motus GI Holdings, Inc. and 720 UNIVERSITY PROPERTY, LLC.					X

16.1	Letter from Deloitte to the SEC dated as of April 2, 2018	8-K	001-38389	16.1	4/2/2018

21.1	List of Subsidiaries of the Company	S-1	333-222441	21.1	1/5/2018

23.1	Consent of EisnerAmper LLP					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X

32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	XBRL INSTANCE DOCUMENT					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE					X

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE					X

+	As permitted by Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed herewith. The company will furnish supplementally a copy of any omitted schedule to the SEC upon request.

†	Indicates management contract or compensatory plan.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

MOTUS GI HOLDINGS, INC.

Date: March 30, 2020	By:	/s/ Timothy P. Moran
Timothy P. Moran
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2020	By:	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy P. Moran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2020
Timothy P. Moran

/s/ Andrew Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020
Andrew Taylor

/s/ David Hochman	Chairman of the Board	March 30, 2020
David Hochman

/s/ Mark Pomeranz	President, Chief Operating Officer, and Director	March 30, 2020
Mark Pomeranz

/s/ Darren Sherman	Director	March 30, 2020
Darren Sherman

/s/ Samuel Nussbaum	Director	March 30, 2020
Samuel Nussbaum

/s/ Shervin Korangy	Director	March 30, 2020
Shervin Korangy

/s/ Gary Pruden	Director	March 30, 2020

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Motus GI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motus GI Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated minimal revenues, experienced negative cash flows from operations and has incurred substantial operating losses from its activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP

Philadelphia, PA

March 30, 2020

Motus GI Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$20,528	$18,050
Investments	8,203	3,043
Accounts receivable	65	5
Inventory	1,014	23
Prepaid expenses and other current assets	339	930
Related party receivable	18	-
Total current assets	30,167	22,051

Fixed assets, net	1,056	846
Right-of-use assets	1,021	-
Other non-current assets	13	57

Total assets	$32,257	$22,954

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,999	$2,140
Operating lease liabilities - current	321	-
Other current liabilities	270	253
Term debt, net of debt discount of $246 and $0, respectively	7,754	-
Total current liabilities	11,344	2,393

Contingent royalty obligation	1,872	1,953
Operating lease liabilities - non-current	713	-
Other non-current liabilities	-	91

Total liabilities	13,929	4,437
Commitments and contingent liabilities (Note 7)
Shareholders’ equity
Preferred Stock $0.0001 par value; 8,000,000 shares authorized; zero shares issued and outstanding	-	-
Preferred Series A Stock $0.0001 par value; 2,000,000 shares authorized; zero shares issued and outstanding	-	-
Common Stock $0.0001 par value; 50,000,000 shares authorized; 28,811,087 and 21,440,148 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	102,789	79,893
Accumulated deficit	(84,464)	(61,378)
Total shareholders’ equity	18,328	18,517

Total liabilities and shareholders’ equity	$32,257	$22,954

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018

Revenue	$107	$36
Cost of revenue	136	54
Gross loss	(29)	(18)

Operating expenses:
Research and development	9,013	6,048
Sales and marketing	4,897	4,312
General and administrative	9,497	8,547

Total operating expenses	23,407	18,907

Operating loss	(23,436)	(18,925)

Warrant expense	-	(3,156)
Gain (loss) on change in estimated fair value of contingent royalty obligation	81	(291)
Finance income, net	273	103
Other income	-	38
Foreign currency loss	(4)	(26)

Loss before income taxes	(23,086)	(22,257)

Income tax expense	-	-

Net loss	$(23,086)	$(22,257)
Basic and diluted loss per common share	$(0.92)	$(1.47)
Weighted average number of common shares outstanding, basic and diluted	25,133,190	15,137,144

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity
(In thousands, except share and per share amounts)

	Preferred Series A stock		Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at January 1, 2018	1,581,128	$-	10,493,233	$1	$44,643	$(39,121)	$5,523
Issuance of common shares upon initial public offering, net of offering costs of $2,546	-	-	3,500,000	-	14,955	-	14,955
Conversion of preferred shares to commons shares in connection with initial public offering	(1,581,128)	-	1,581,128	-	-	-	-
Issuance of common shares upon public offering, net of offering costs of $1,346	-	-	5,000,000	1	12,153	-	12,154
Issuance of common shares upon exercise of overallotments, net of offering costs of $164	-	-	806,000	-	2,141	-	2,141
Issuance of common shares upon exercise of options	-	-	14,396	-	48	-	48
Issuance of common shares upon cashless exercise of options	-	-	391	-	-	-	-
Share based compensation	-	-	45,000	-	2,797	-	2,797
Warrant expense	-	-	-	-	3,156	-	3,156
Net loss	-	-	-	-	-	(22,257)	(22,257)
Balance at December 31, 2018	-	-	21,440,148	2	79,893	(61,378)	18,517
Issuance of common shares upon public offering, net of offering costs of $1,759	-	-	6,666,667	1	18,240	-	18,241
Issuance of common shares upon exercise of overallotments, net of offering costs of $156	-	-	648,333	-	1,789	-	1,789
Issuance of common shares upon exercise of options	-	-	416	-	2	-	2
Issuance of common shares upon vesting of restricted stock units	-	-	55,523	-	-	-	-
Share based compensation	-	-	-	-	2,865	-	2,865
Net loss	-	-	-	-	-	(23,086)	(23,086)
Balance at December 31, 2019	-	$-	28,811,087	$3	$102,789	$(84,464)	$18,328

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,086)	$(22,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223	152
Amortization of debt issuance costs	4	-
(Gain) loss on change in estimated fair value of contingent royalty obligation	(81)	291
Share based compensation	3,205	2,475
Unrealized gain on investments	(5)	-
Inventory write-down	76	364
Fixed asset impairment	35	-
Non-cash operating lease expense	220	-
Warrant expense	-	3,156
Write-down of workstations related to evaluation agreements	-	332
Amortization of bond premium	-	33
Changes in operating assets and liabilities:
Accounts receivable	(60)	(5)
Inventory	(975)	(381)
Prepaid expenses and other current assets	155	69
Related party receivable	(18)	-
Accounts payable and accrued expenses	629	744
Operating lease liabilities - current and non-current	(216)	-
Other current and non-current liabilities	(21)	94
Net cash used in operating activities	(19,915)	(14,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(468)	(547)
Purchase of available-for-sale securities	(9,655)	(5,043)
Proceeds from sale of available-for-sale securities	4,500	2,000
Purchase of held-to-maturity securities	-	(4,863)
Proceeds from maturity of held-to-maturity securities	-	4,830
Repayment of shareholder loan receivable	-	126
Net cash used in investing activities	(5,623)	(3,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from public offering	20,000	31,000
Proceeds from exercise of over-allotment options	1,945	2,305
Proceeds from issuance of debt	8,000	-
Proceeds from exercise of options	2	48
Financing fees related to debt and equity financing	(1,931)	(3,812)
Net cash provided by financing activities	28,016	29,541

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,478	11,111
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,050	6,939
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,528	$18,050
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Reclassification of deferred financing costs from current assets to common stock	$-	$602
Cashless exercise of options	$-	$2
Financing fees included in accounts payable and accrued expenses	$234	$207

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

The Company has developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”). In June 2019, the 510(k) premarket notification for the second-generation of the Pure-Vu System was reviewed and cleared by the FDA. The first-generation and second-generation of the Pure-Vu System have received CE Mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. The Company began commercialization in October 2019, with the first commercial placements of its second generation Pure-Vu System as part of its initial U.S. market launch targeting early adopter hospitals. The Company does not expect to generate significant revenue from product sales until the Company expands its commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Note 2 – Going Concern

To date, the Company has generated minimal revenues, experienced negative operating cash flows and has incurred substantial operating losses from its activities. The Company expects operating costs will increase significantly as it incurs costs associated with commercialization activities related to the Pure-Vu System. Management expects the Company to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through the issuance of debt or equity.

The Company has financed its operations primarily through sales of equity-related securities. On December 13, 2019, the Company entered into a loan agreement for $8,000 (see Note 6). At December 31, 2019, the Company had an accumulated deficit of $84,464, total current assets of $30,167 and total current liabilities of $3,590 resulting in working capital of $26,577. For the years ended December 31, 2019 and 2018, the Company incurred a net loss of $23,086 and $22,257, respectively. At December 31, 2019, the Company had cash and cash equivalents, and investments of $28,731. Under the terms of the loan agreement, the Company must maintain unrestricted cash in accounts with Silicon Valley Bank of at least $10,000 (the “Liquidity Covenant”). The Company will need to raise additional capital or generate substantial revenue in order to ensure compliance with the Liquidity Covenant to support its development and commercialization efforts. If adequate funds are not available to the Company on a timely basis, or at all, it may breach the Liquidity Covenant, in which case, the Company would be required to immediately pledge to the bank and thereafter maintain in a separate account, unrestricted and unencumbered cash in an amount equal to the amount then outstanding under the loan agreement.

The Company's ability to continue as a going concern for the next twelve months from the issuance of the Company's Annual Report on Form 10K, depends on its ability to execute its business plan, increase revenue and reduce expenditures. Subsequent to year end, the Company adopted a cost reduction plan (the “2020 Plan”) to better align the Company’s cost structure with the resources required to more efficiently and effectively execute on its commercial strategy of creating a strong foundation in the market by establishing national and regional hospitals networks as Pure Vu reference centers. Most significantly, the 2020 Plan will result in the reduction of the Company’s overall headcount by approximately 50%, including a material reduction of the Company’s commercial team, the implementation of tighter expense controls, and the termination of the lease of the Company’s planned corporate office facility in Norwood, Massachusetts. The 2020 Plan will be largely implemented in the second quarter of 2020.  Based on the Company’s current business plan and pursuant to the implementation of its 2020 Plan, it believes the cash, cash equivalents and short-term investments balance as of December 31, 2019, will be sufficient to ensure compliance with the Liquidity Covenant into late fourth quarter of 2020, and meet its anticipated cash requirements into 2021. Such conditions raise substantial doubts about the Company’s ability to continue as a going concern.

Management’s plan, inclusive of the 2020 Plan, includes revenue generation through the sale of products, raising funds from outside investors and the successful implementation of cost cutting measures. However, there is no assurance that such sale of products will occur or that outside funding will be available to the Company, will be obtained on favorable terms or will provide the Company with sufficient capital to meet its objectives. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional currency and foreign currency translation

The functional currency of the Company, inclusive of foreign subsidiaries, is the U.S dollar (“dollar”) since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances denominated in foreign currencies have been re-measured to dollars in accordance with the provisions of Accounting Standards Codification (“ASC”) 830-10, “Foreign Currency Translation”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the consolidated statement of comprehensive loss as foreign currency (loss) gain, as appropriate.

Cash and cash equivalents

The Company considers all highly liquid investment securities with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value. Cash and cash equivalents include cash on-hand and highly-rated U.S. government backed money market fund investments.

Investments

The Company accounts for investments held as “available-for-sale” in accordance with ASC 320, “Investments - Debt and Equity Securities”. The Company has one equity investment in a mutual fund and classifies this investment as a current asset and carries it at fair value. Unrealized gains and losses are recorded in finance income, net on the consolidated statement of comprehensive loss. Realized gains or losses on mutual fund transactions are reported in the consolidated statement of comprehensive loss. The mutual fund is maintained at one financial institution.

Management evaluates whether available-for-sale securities are other-than-temporarily impaired (“OTTI”) on a quarterly basis. If management determines that a security is OTTI, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During years ended December 31, 2019 and 2018, no investment OTTI losses were realized.

The Company’s investment policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

Revenue recognition

The first generation Pure-Vu System – The Company developed a first generation medical device system (a “Workstation”) and single use disposable sleeve (a “Disposable”) designed to improve a colonoscopy procedure. In market development accounts, the Company places its Workstations in a healthcare professional’s office at no charge. The Disposables are used in conjunction with the Workstation. The Company typically entered into agreements for an evaluation period that have terms of two and three months and can be extended for successive periods by written agreement by both the Company and the customer. The Company initially provides the customer with a free demonstration pack of Disposables so that the customer can evaluate both the Workstation and Disposables. After the evaluation period, the Company may charge a fee for the first generation Disposables shipped once the free demonstration pack is used. The Company recognized revenue for the fees charged over the term of the arrangement, which equates to usage.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

This type of arrangement for the first generation system was treated as a short-term operating lease, and thus is outside the scope of ASC 606 and is accounted for in accordance with ASC 842, Leases. Effective January 1, 2019, there was no material impact upon the adoption of ASC 842 related to these arrangements. While this arrangement is not an operating lease contractually, this arrangement is viewed as an operating lease for accounting purposes since in this arrangement the Company provides the customer the rights to use the Workstation and Disposables, and the customer controls physical access to the Workstation while controlling the utility and output during the term of the arrangement.

The second generation Pure-Vu System – Following the FDA clearance of the second generation Pure-Vu® System (“Pure-Vu® GEN2”), Motus GI initiated its commercial launch in the U.S. during the fourth quarter of 2019. The Company recognizes revenue under the core principle according to ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”) to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled to. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when a performance obligation is satisfied.

Commercial placements of the second generation system include the Workstation, sale of the Disposables, and a service plan. The Workstation is operational without any significant customization and modification and the Disposables are specialized consumables that are readily available for purchase from the Company. Therefore, revenue from the sale of a Workstation is recognized after the customer commits to purchase the Workstation and the Workstation is delivered, which is when title is transferred. Disposables are identified as a separate performance obligation, and therefore, revenue from the sale of Disposables is recognized when the Disposables are delivered to the customer and title is transferred.

A free one-year service plan is included with the purchase of any second generation Pure-Vu Workstation. An extended service plan with varying support and maintenance of the Workstation is offered for sale after the free one-year service plan period. In the case of the free one-year service plan, a portion of the Workstation sales price is deferred and recognized ratably over the one-year service plan term based upon the relative standalone value. The standalone selling price of the Workstation is set at the beginning of the contract based on observable prices from standalone sales of the Workstation, however, at times, the Company has offered discounts from that price to certain customers. The standalone sales price of the one year service plan is based on the expected costs of replacement parts and direct costs to perform the service plus a standard margin, as set by the Company. The standard margin assumed is consistent with the margin expected in pricing the extended service plan. Revenue for the extended service plans is recognized ratably over the term of the service plan contract period.

At times, the Company may include a limited time free trial to potential customers to evaluate the Workstation for a period of up to 180 days. Management does not collect any upfront payments or deposits prior to commencing a free trial period. No revenue is recognized for the Workstation during the duration of a free trial, however, any Disposables purchased by the evaluator are recognized when delivered, as described above.

During the years ended December 31, 2019 and 2018, the Company recognized revenue of $107 and $36, respectively. Revenue is comprised of the sale of Workstations and Disposables.

Deferred revenue was de minimis at December 31, 2019 and $0 at December 31, 2018.

The Company has contract assets related to accounts receivable of approximately $65 and $5 at December 31, 2019 and 2018, respectively.

Contract Costs

Incremental commissions are paid to sales representatives upon certain eligible sales, which are paid upon execution of the sales agreement. The guidance within ASC 606 provides a practical expedient if the amortization period of the assets that the entity otherwise would have recognized is one year or less. The Company chose to apply the available practical expedient as the commission paid on eligible sales orders relates to the period in which the sales order was fulfilled. For the years ending December 31, 2019 and 2018, commissions paid on eligible sales orders were $27 and $0, respectively.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers’ ability to pay. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $0.

Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. For the years ended December 31, 2019 and 2018, an inventory write-down charge of $76 and $364, respectively, was recorded.

Inventory at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Raw materials	$294	$23
Work-in-process	124	-
Finished goods	596	-
Ending inventory	$1,014	$23

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

On January 1, 2019, the Company recognized ROU assets of $1,065 and lease liabilities of $1,074 and no adjustment was made to the Company’s accumulated deficit. The adoption of the new lease standard did not impact the Company’s consolidated statement of comprehensive loss or its consolidated statement of cash flows.

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

Fixed assets, net

Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated based on the straight-line method, at annual rates reflecting the estimated useful lives of the related assets, as follows:

Office equipment	5-15 years
Computers and software	3-5 years
Machinery	5-10 years
Lab and medical equipment	3-7 years
Leasehold improvements	Shorter of lease term or useful life

Fixed assets, summarized by major category, consist of the following for the years ended:

	December 31,
	2019	2018
Office equipment	$148	$144
Computers and software	335	284
Machinery	455	329
Lab and medical equipment	568	391
Leasehold improvements	180	105
Total	1,686	1,253
Less: accumulated depreciation and amortization	(630)	(407)
Fixed assets, net	$1,056	$846

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 is $223 and $152, respectively. For the year ended December 31, 2019, a fixed asset impairment charge of $35 was recorded as general and administrative expense to write down lab and medical equipment related to the first-generation Pure-Vu System. No write-down charge was recorded for the year ended December 31, 2018.

Share based compensation

Adoption of Accounting Standards Update 2018-07

The Company has adopted Accounting Standards Update 2018-07 (“ASU 2018-07”), “Improvement to Nonemployee Share based Payment Accounting”, which expands the scope of ASC 718 to include share- based payment transactions for acquiring goods and services from nonemployees. The new guidance will be applied prospectively to all new awards granted after the date of adoption. In addition, the new guidance will be applied to all existing equity-classified awards for which a measurement date has not been established under ASC 505-50 by the adoption date by remeasuring at fair value as of the adoption date, and recording a cumulative effect adjustment to opening accumulated deficit on January 1, 2019.

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

Employee and Non-Employee Share Based Compensation

The Company applies ASC 718-10, “Share- Based Payment,” which requires the measurement and recognition of compensation expenses for all share based payment awards made to employees and directors including employee stock options under the Company’s stock plans and equity awards issued to non-employees based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based option awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s consolidated statements of comprehensive loss. The Company recognizes share based award forfeitures as they occur.

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

Research and development expenses

Research and development expenses are charged to the consolidated statement of comprehensive loss as incurred.

Patent costs

Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are expensed as incurred.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Debt issuance costs

Debt issuance costs represent the costs associated with the issuance of a debt instrument and are amortized using the effective interest method over the life of the related debt instrument. The Company records debt issuance costs as a debt discount and is a reduction of the carrying amount of the debt liability.

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, Income Taxes (ASC 740). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There are currently no open Federal or State audits. The Company has not recorded any liability for uncertain tax positions at December 31, 2019 or December 31, 2018.

For the years ended December 31, 2019 and 2018, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2019 and 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Fair value of financial instrument

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2019 and 2018.

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2019 and 2018:

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets
Investments	$8,203	$-	$-	$8,203

Liabilities
Contingent royalty obligation	$-	$-	$1,872	$1,872

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets
Investments	$3,043	$-	$-	$3,043

Liabilities
Contingent royalty obligation	$-	$-	$1,953	$1,953

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

Contingent Royalty Obligation

In estimating the fair value of the Company’s contingent royalty obligation (see Note 7), the Company used the discounted cash flow method as of December 31, 2019 and 2018. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 contingent royalty obligation for the years ended December 31, 2019 and 2018:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2017	$1,662
Change in estimated fair value of contingent royalty obligation	291
Balance at December 31, 2018	1,953
Change in estimated fair value of contingent royalty obligation	(81)
Balance at December 31, 2019	$1,872

The contingent royalty obligation is re-measured at each balance sheet date using the following assumptions: 1) discount rate of 21% and 20% as of December 31, 2019 and 2018, respectively, and 2) rate of royalty payment of 3% as of December 31, 2019 and 2018.

For the year ended December 31, 2019, the Company’s estimated discount rate increased from 20% to 21% due to changes in market conditions.

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a Level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $182 and a 2% increase in the discount rate would decrease the liability by approximately $162.

Recently issued accounting standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements, and is effective for all entities for fiscal years ending after December 15, 2019. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service”. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license), by requiring a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project, and is effective for public business entities for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-15 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Note 4 – Investments

Investments as of December 31, 2019 and 2018 consist of available-for-sale securities which are carried at fair value. Interest and dividends on investments are included in finance income, net.

The following table summarizes, by major security type, the Company’s investments as of December 31, 2019 and 2018:

	December 31, 2019
	Amortized Cost	Carrying Value
Mutual fund, available-for-sale	$8,198	$8,203
Total	$8,198	$8,203

	December 31, 2018
	Amortized Cost	Carrying Value
Mutual fund, available-for-sale	$3,043	$3,043
Total	$3,043	$3,043

Note 5 – Leases

The Company leases an office in Fort Lauderdale, Florida under an operating lease. The term expires November 2024. The annual base rent is subject to annual increases of 2.75%.

The Company leases an office in Israel under an operating lease that was scheduled to expire on December 31, 2019. On July 4, 2019, the Company exercised its option to extend the lease expiration to December 31, 2022. The right-of-use asset and lease liability were adjusted to include the renewal period in the amount of $176. The base rent is subject to a 4% increase beginning on January 1, 2020.

The Company leases vehicles under operating leases that expire at various dates through 2022.

Many of these leases provide for payment by the Company, as the lessee, of taxes, insurance premiums, costs of maintenance and other costs which are expenses as incurred. Certain operating leases include escalation clauses and some may include options to extend the leases for up to 3 years.

Operating cash flow supplemental information for the year ended December 31, 2019:

An initial right-of-use asset of $1,065 was recognized as a non-cash asset and operating lease liabilities of $1,074 was recognized as a non-cash liability addition with the adoption of the new lease standard. An initial right-of-use asset and operating lease liability in the amount of $176 was recognized as a non-cash asset and liability upon the exercise of its option to extend the Israel lease. Cash paid for amounts included in the present value of operating lease liabilities was $347 during the year ended December 31, 2019.

Other information:

Weighted average remaining lease term – operating leases, in years	4.10
Weighted average discount rate – operating leases	7.67%

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019 were as follows:

Twelve Months Ended December 31,	Amount
2020	$331
2021	278
2022	264
2023	184
2024	142
Total future minimum lease payments	$1,199
Imputed interest	(165)
Total liability	$1,034

Future minimum lease payments under non-cancellable operating leases as of December 31, 2018 were as follows:

Twelve Months Ended December 31,	Amount
2019	$376
2020	282
2021	207
2022	181
2023	184
Thereafter	157
Total liability	$1,387

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Company records operating lease payments to lease expense using the straight-line method. The Company’s variable lease cost was $99 for the year ended December 31, 2019. The Company’s lease expense was $397 and $526 for the years ended December 31, 2019 and 2018, respectively, included in general and administrative expenses and net of related party sublease income of $18 (see Note 8).

Note 6 – Term Debt

On December 13, 2019 (the “Effective Date”), the Company entered into a loan and security agreement (the “Term Debt”) with Silicon Valley Bank (the “Bank” or “SVB”). The Term Debt is for $8,000, matures on December 1, 2023 and bears an interest rate equal to the greater of (i) one-half of one percent (0.50%) above the Prime Rate and (ii) five and one-half percent (5.50%). At December 31, 2019, the interest rate was 5.50%. The Term Debt is collateralized by substantially all assets of the Company. Additionally, the Company has pledged 65% of the outstanding capital stock in the Company’s foreign subsidiary, Motus GI Medical Technologies, Ltd., to collateralize the Term Debt.

Interest payments will commence January 1, 2020, following each month until the maturity date. Principal payments will commence January 1, 2022, and continuing for 24 consecutive months thereafter. The Company may prepay all, but not less than all, of the outstanding principal balance of the Term Debt subject to prepayment premium of $240, plus all other sums, if any, that shall have become due and payable.

The Company incurred $250 of debt issuance costs related to the Term Debt. For the year ended December 31, 2019, $4 of debt issuance costs was amortized to interest expense using the effective interest method. The effective interest rate on the Term Debt for the year ended December 31, 2019 was 6.73%. The Company accounts for its bank indebtedness at amortized cost.

During the period of time commencing on the Effective Date and continuing through the earlier of forty-five (45) days or an event of default (the “Transition Period”), the Company shall be permitted to maintain its existing bank accounts. Thereafter, the Company must maintain all cash with SVB and is permitted one (1) bank account with Bank Leumi in Israel where cash shall not exceed $3,000. As of December 31, 2019, the Company was operating within the Transition Period.

Further, under the terms of the agreement, the Company must maintain unrestricted cash in accounts with the Bank of at least $10,000. As of December 31, 2019, the Company was still transitioning banks and did not maintain at least $10,000 in its SVB accounts; however, this liquidity requirement covenant was waived by SVB through January 9, 2020, and is not considered an event of default. If this covenant is not met after January 9, 2020, the Company must immediately deposit the remaining amount outstanding on the loan into a cash collateral account. The covenant was met by the Company at January 9, 2020. The Company’s cash forecast indicates that it will need to raise additional funds during 2020, which is part of the current operating plan, in order to meet this liquidity requirement covenant during the coming year.

The Term Debt includes a subjective acceleration clause. Subsequent to year-end, and prior to the date the financial statements were issued, a pandemic occurred, which caused a shift in the capital markets.  In response to the pandemic, certain measures were taken by authorities that could result in adverse financial impacts to the Company, including requiring Company workers to stay home. The Company considered the probability of a further slow- down of its sales team and the related impact on the potential to trigger the liquidity covenant, along with the tightening of the capital markets, which could cause SVB to exercise the subjective acceleration clause in determining the classification of the Company’s Term Debt. When considering these factors, the Company determined the likelihood of acceleration could be probable during 2020 if the pandemic continues, and therefore Company has classified the Term Debt in current liabilities.

Future maturities of the Term Debt are as follows:

Years Ending December 31,	Amount
2020	$-
2021	-
2022	4,000
2023	4,000
Total	8,000
Less unamortized debt issuance costs	(246)
Total Term Debt, less debt issuance costs	$7,754

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

The Company provided the third party a notice of termination of the license and supply agreement, which was effective ninety days from September 30, 2019. The Company shipped its first commercial sale Coated Product in the second quarter of 2019 of its first generation system. The second generation system, which commercially launched in the fourth quarter of 2019 is not considered a Coated Product. For the year ended December 31, 2019, the Company has recorded a de minimus amount in relation to the royalty on Coated Products as cost of revenue. The Company no longer sells the first generation Coated Product.

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures. The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332. No amounts were received during the years ended December 31, 2019 and 2018. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR interest to date in the amount of approximately $1,396 and $1,383 as of December 31, 2019 and 2018, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion with a rate that is currently at 4% (which may be increased under certain circumstances). The Company may be obligated to pay up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded $4 in royalty expense for the year ended December 31, 2019 and a royalty liability for the same amount at December 31, 2019 and an immaterial expense and liability for the year ended December 31, 2018.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at December 31, 2019 and 2018 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

*	Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of December 31, 2019.

**

Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of December 31, 2019.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Royalty Amount will be payable up to the later of (i) the latest expiration date of the Company’s patents issued as of December 22, 2016, or (ii) the latest expiration date of any pending patents as of December 22, 2016 that have since been issued or may be issued in the future (which is currently June 2035). Following the expiration of all such patents, the holders of the Royalty Payment Rights Certificates and the holders of the Placement Agent Royalty Payment Rights Certificates will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the consolidated balance sheets at December 31, 2019 and 2018 in the amount of $1,872 and $1,953, respectively. For the year ended December 31, 2019, the Company recorded a gain on change in fair value of Contingent Royalty Obligation in the amount of $81. For the year ended December 31, 2018, the Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $291.

Manufacturing Component Purchase Obligations

The Company utilizes two primary outsourcing partners to manufacture its Workstation and Disposable, and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company. As of December 31, 2019, the Company expects to pay $71 under manufacturing-related supplier arrangements within the next year, substantially all of which is noncancelable.

Other Commitments and Contingencies

The Company has a severance contingency for severance payments to its CEO, COO, and CFO in the aggregate of approximately $1,319, in the event that they are terminated without cause or leave due to good reason, as outlined in their employee agreements. Management estimates that the likelihood of payment is remote; therefore, no liability was reflected in these consolidated financial statements.

Any serious disruption with the Company’s suppliers or customers due to the COVID-19 outbreak could impair the Company’s ability to meet and/or generate demand for its product, which may negatively impact the Company’s revenue, financial condition and commercial operations. Such outbreaks could also result in delays in or the suspension of the Company’s research and product development activities, regulatory work streams, its clinical studies and other important functions.

Additionally, the Company’s business may be harmed if, in connection with an outbreak, the Company’s customers seek to limit or prevent access by the Company’s sales and clinical support teams to their facilities, which the Company has already experienced in certain locations, or if the Company’s customers postpone elective procedures while their resources are diverted to addressing such an outbreak.

Any serious disruption with the Company’s operations due to the COVID-19 outbreak could impair the Company’s ability to generate sufficient cash to repay its debt obligations when they become due and payable, either when they mature, or in the event of a default, which will cause the Company to breach its covenants and may negatively impact the Company’s business operations, financial condition, and results of operations. The Company is unable to predict the outcome of these matters and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

Note 8 – Related Party Transactions

Shareholder Loan

The Company entered into a shareholder loan on May 15, 2017 for a principal balance of $122 at a stated interest rate of 3.4%. For the year ended December 31, 2018, the Company recorded $4, as finance income related to the shareholder loan. The loan principal and accrued interest was repaid in full as of December 31, 2018.

Sales and Marketing Services Arrangement with FreeHold Surgical LLC

Beginning in the fourth quarter of 2017, the Company began to make payments to FreeHold Surgical LLC (“FreeHold”), a wholly owned subsidiary of Orchestra BioMed, Inc., an entity in which David Hochman, the Chairman of our board of directors, served as director, and Darren Sherman, a member of our board of directors, served as a director and as President for services rendered beginning August 2017. On October 31, 2018, the Company gave thirty-day notice to FreeHold for termination of its services agreement effective November 30, 2018. As of December 31, 2018, the Company had $8 recorded as accounts payable to FreeHold. For the year ended December 31, 2018, the Company recorded $192 as general and administrative expense related to this arrangement. There is no expense and liability to FreeHold for the year ended December 31, 2019.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Shared Space Agreement

As of December 31, 2019, the Company has a related party receivable in the amount of $18 for 2019 usage of office space in relation to the license agreement (the “Shared Space Agreement”) entered into with Orchestra BioMed, Inc., a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and chief executive officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as president and chief operating officer (see Note 12).

In January 2020, Orchestra BioMed, Inc. paid the Company a one-time fee of $28.5, upon entering into the Shared Space Agreement, of which $10.5 was payment for occupancy of the office space in January 2020 prior to the effective date of the Shared Space Agreement, and $18 was payment of the receivable for 2019 usage of the office space. Orchestra BioMed, Inc. will continue to pay a monthly license fee to the Company until the expiration of the Shared Space Agreement in September 2024. Aggregate license fees will generally range from approximately $162 to approximately $198 in any given calendar year during the term of the Shared Space Agreement.

Note 9 – Shareholders’ Equity

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

On November 26, 2019, the Company issued 15,070 shares of its common stock to the CEO and executives related to the vested portion of the restricted stock unit awards granted on October 1, 2018 to the CEO for 165,000 shares of common stock and on February 13, 2019 to executives for 76,112 shares of common stock.

Issuance of Warrants to Purchase Common Stock

On June 6, 2018, the Company entered into a consultant agreement with a service provider which shall continue until the agreement is terminated by the Company or service provider by providing at least five business days’ prior written notice. Pursuant to the agreement, the Company (a) issued a warrant on June 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $5.25 per share, at which time a measurement date was reached (b) issued a warrant on October 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $6.25 per share at which time a measurement date was reached, and (c) issued a warrant on February 6, 2019 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $7.25 per share (collectively, such warrants referred to as the “Consultant Warrants”). The Consultant Warrants each have a five-year term, vest immediately, and provide for cashless exercise. Warrants totaling 30,000 in relation to this agreement were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 67.25%, 67.28%, and 69.23% (iii) risk-free rate of 2.51%, 2.81%, and 3.07%, and (iv) dividend rate of zero. The fair value of the 30,000 warrants was initially estimated to be $95 at the inception of the agreement. On January 1, 2019, upon adoption of ASU 2018-07, the fair value was re-measured which approximated the fair value as of December 31, 2018 of $76 which is expensed using the straight-line method over eight months. The Company recorded $9 and $67 as general and administrative expense in the accompanying consolidated statements of comprehensive loss in relation to the consulting agreement for the years ended December 31, 2019 and 2018, respectively.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

On July 2, 2018, the Company entered into a consultant agreement with a service provider which continued until February 28, 2019. Pursuant to the agreement, the Company (i) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expired 12 months from the date of agreement, (ii) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expires 18 months from the date of the agreement, (iii) issued a fully-vested and nonforfeitable warrant on October 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock with an exercise price of $8.75 per share, and expires 18 months from the date of the agreement and (iv) issued a fully-vested and nonforfeitable warrant on January 2, 2019 to purchase 25,000 shares of common stock of the Company with an exercise price of $10.00 per share, and expires 24 months from the date of the agreement. The warrants issued under this agreement are callable by the Company and it will have the right to require the consultant to exercise all or any warrants still unexercised for a cash exercise or the Company may re-purchase the warrant at a price of $0.01 per warrant share if the Company’s stock trades above a closing floor price ranging from $9.00 to $13.00 per share for ten (10) consecutive trading days. In accordance with FASB ASC 480, the call feature is a conditional obligation upon an event not certain to occur that becomes mandatorily redeemable if that event occurs, the condition is resolved, or that event becomes certain to occur. Because the conditional event is within control of the Company, the call feature is not recognized for accounting purposes until the Company exercises its rights under agreement. Warrants totaling 100,000 in relation to this agreement were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 1-2 years, (ii) volatility of 62.04% - 65.84%, (iii) risk-free rate of 2.34% - 2.66%, and (iv) dividend rate of zero. The aggregate fair value of the 100,000 warrants was initially estimated to be $146 and was re-measured on January 1, 2019, upon the adoption of ASU 2018-07, which approximated the fair value as of December 31, 2018 of $126 which was expensed using the straight-line method over eight months. The Company recorded $31 and $95 as general and administrative expense in the accompanying consolidated statement of comprehensive loss for the years ended December 31, 2019 and 2018, respectively. As of and December 31, 2019 and 2018, the Company has recorded a prepaid expense in the amount of $0 and $27, respectively, related to the fully vested nonforfeitable shares of common stock and warrants issued for which services have not been rendered.

On July 3, 2018, the Company entered into an amendment to a consulting agreement dated May 27, 2017 as a continuation of investor relation and consulting services to extend the termination of the agreement to July 2019 and issued 30,000 shares of common stock which vested immediately and a warrant to purchase 90,000 shares of common stock which vested immediately. The warrants are exercisable at $8.50 per share and expire five years from the date of issuance. The 90,000 warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 68.31%, (iii) risk-free rate of 2.72%, and (iv) dividend rate of zero. The fair value of the 90,000 warrants and 30,000 shares of common stock was estimated to be $594 which was expensed using the straight-line method over thirteen months, the expected term of the agreement. The Company recorded $317 and $277 as general and administrative expense in the accompanying consolidated statements of comprehensive loss for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and December 31, 2018, the Company has recorded a prepaid expense in the amount of $0 and $317, respectively, related to the fully vested nonforfeitable shares of common stock and warrants issued for which services have not been rendered.

On January 1, 2019, the Company entered into an amended and restated consultant agreement to restate and replace the existing consultant agreement dated October 1, 2018 with a service provider which shall continue until September 30, 2019, unless and until sooner terminated by the Company or service provider by providing at least thirty days prior written notice. Pursuant to the agreement, the Company issued a fully-vested and nonforfeitable warrant on February 13, 2019 to purchase 50,000 shares of the Company’s common stock, with an exercise price of $5.00 per share, and expires March 20, 2022. The warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 3 years, (ii) volatility of 67.43%, (iii) risk-free rate of 2.52%, and (iv) dividend rate of zero. The aggregate fair value of the 50,000 warrants was estimated to be $90 which was expensed using the straight-line method over nine months. The Company recorded $90 as general and administrative expense in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2019.

On February 13, 2019, the Company issued to an existing service provider for past services rendered a fully-vested and nonforfeitable warrant to purchase 30,000 shares of the Company’s common stock, with an exercise price of $5.00 per share, and expires March 20, 2022. The warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 3 years, (ii) volatility of 67.43%, (iii) risk-free rate of 2.52%, and (iv) dividend rate of zero. The aggregate fair value of the 30,000 warrants was estimated to be $55. The Company recorded $55 as general and administrative expense in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2019.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

On August 1, 2019, the Company entered into a consulting agreement which shall continue until the agreement is terminated by the Company or service provider by providing at least ten business days’ prior written notice. On September 16, 2019, the Company issued a notice of termination to the service provider to terminate the consulting agreement on November 30, 2019. Pursuant to the agreement, the Company issued two warrants on August 8, 2019 to purchase an aggregate of 20,000 shares the Company’s common stock, with an exercise price of $2.66 per share (the “August 2019 Consultant Warrants”), which vest in four equal tranches beginning November 1, 2019 through August 1, 2020. On November 13, 2019, the Company’s board of directors accelerated the vesting of the August 2019 Consultant Warrants which will vest in their entirety on November 30, 2019. The August 2019 Consultant Warrants have a three-year term and provide for a cashless exercise. The August 2019 Consultant Warrants were valued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 3 years, (ii) volatility of 69.36%, (iii) risk-free rate of 1.71%, and (iv) dividend rate of zero. The aggregate fair value of the August 2019 Consultant Warrants was estimated to be $30 which was expensed as general and administrative expense in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2019.

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

The Firm agreed not to include any Employment Buy-Out Payments stipulated in the agreement as a calculation in the Firm’s fee as these Employment Buy-Out Payments were deemed to be earned at the CEO’s previous place of employment. The Employment Buy-Out Payments represent any cash and equity bonuses earned that the CEO forfeited upon departing his previous place of employment, thus the Employment Buy-Out Payments were not considered in the True-up Payment.

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

The Company valued the entire agreement and recorded $251 as general and administrative expense for the year ended December 31, 2018 as follows: (i) $158 earned for one-third of $475 paid 75% in cash and 25% by issuing the a variable number of warrants, and (ii) $93 for the estimated cash portion of the True-up Payment that will also be paid 75% in cash and 25% by issuing a variable number of warrants. During the year ended December 31, 2018, the Company paid $119 and issued a warrant to purchase 7,917 shares of the Company’s common stock, with an exercise price of $5.00 per share and expires on November 8, 2021, as payment for the cash and equity components for the initial base salary measurement. As of December 31, 2018, the Company has recorded $93 in accounts payable and accrued expenses in relation to this agreement.

The Company entered into an agreement on August 30, 2019 with the Firm which superseded the True-up Payment. The Company agreed the final amount due to the Firm is to be paid as follows: (a) a cash payment of $57 which was paid on October 4, 2019, and (b) a fully-vested and nonforfeitable warrant to purchase 6,333 shares of the Company’s common stock, with an exercise price of $3.00 per share (the “November 2019 Consultant Warrant”). The November 2019 Consultant Warrant, which has a three-year term, was issued on November 13, 2019. For the year end December 31, 2019 the Company recorded the fair value of the warrants issued as additional paid in capital in the amount of $4.

As of December 31, 2019, the Company has no further liability in relation to the Firm’s compensation.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,340,869	$5.07	4.03	$-
Granted	1,288,599	5.42
Outstanding at December 31, 2018	2,629,468	5.24	3.58	-
Granted	141,333	5.62
Forfeited/cancelled	(25,000)	7.39
Outstanding and exercisable at December 31, 2019	2,745,801	$5.24	2.58	$-

Stock Options

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of our common stock than would otherwise occur. On January 1, 2020, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 1,728,665 shares. Under the 2016 Plan, effective as of January 1, 2020, the maximum number of shares of the Company’s common stock authorized for issuance is 5,656,324. As of December 31, 2019, there were 147,867 shares of common stock available for future grant under the 2016 Plan.

Exercise of Options

On January 31, 2019, the Company issued 416 shares of its common stock upon the exercise of 416 employee options at an exercise price of $3.78 per share. In connection with the exercise, the Company received $2 in proceeds.

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,803,094	$4.41	8.86	$421
Granted	812,000	4.16
Exercised	(15,292)	3.31		6
Forfeited/cancelled	(79,701)	4.63		1
Outstanding at December 31, 2018	2,520,101	4.32	8.72	-
Granted	1,242,144	4.02
Exercised	(416)	3.78		*
Forfeited/cancelled	(245,297)	4.24
Outstanding at December 31, 2019	3,516,532	$4.22	7.91	$-
*represents amount less than $1,000

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

The options granted during the years ended December 31, 2019 and 2018 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the year ended December 31,
	2019	2018
Expected term, in years	5.8	5.8
Expected volatility	72.89%	68.72%
Risk-free interest rate	2.34%	3.01%
Dividend yield	-	-
Grant date fair value	$2.58	$2.59

At December 31, 2019, unamortized share based compensation for stock options was $3,402, with a weighted-average recognition period of 1.06 years.

At December 31, 2019, outstanding options to purchase 1,937,106 shares of common stock were exercisable with a weighted-average exercise price per share of $4.35.

For the years ended December 31, 2019 and 2018, the Company recorded $2,393 and $1,832, respectively, for share based compensation expense related to stock options.

Restricted Stock Units

On February 13, 2019, the Company granted 76,112 restricted stock unit awards to executives which vest over a four-year period on a quarterly basis. The aggregate fair value of the restricted stock unit awards granted was estimated to be $329 which is expensed using the straight-line method over a four-year period.

The Company recorded $280 and $51 as general and administrative expense in the accompanying consolidated statements of comprehensive loss for the years ended December 31, 2019 and 2018, respectively, in relation to the aggregate 241,112 restricted stock units issued to date to the CEO and executives.

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Aggregate Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	165,000	$810
Granted	76,112	329
Vested	(55,523)	(264)
Nonvested at December 31, 2019	185,589	$875

At December 31, 2019, unamortized stock compensation for restricted stock units was $811, with a weighted-average recognition period of 1.55 years.

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Share Based Compensation

The following table sets forth total non-cash share based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit awards by operating statement classification for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Research and development	$697	$170
Sales and marketing	325	158
General and administrative	2,183	2,147
Total (1), (2)	$3,205	$2,475

(1)	As of December 31, 2019 and 2018, the Company recorded a prepaid expense in the amount of $0 and $344, respectively, for the value of vested warrants for future services to be rendered.

(2)	As of December 31, 2019 and 2018, the Company recorded a warrant liability in the amount of $0 and $22, respectively, for the value of warrants to be issued for services provided.

Note 10 – Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2019 and 2018.

At December 31, 2019 and 2018, the Company had deferred tax assets of $17.3 million and $12.1 million, respectively, against which a full valuation allowance of $17.3 million and $12.1 million, respectively, had been recorded. The change in the valuation allowance for the year ended December 31, 2019 was an increase of $5.2 million. The increase in the valuation allowance for the year ended December 31, 2019 was mainly attributable to increases in net operating losses and non-deductible share based compensation, which resulted in an increase in the deferred tax assets with a corresponding valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards – Federal and state	$2,183	1,413
Net operating loss carryforwards – Israel	12,680	8,453
Share based compensation	1,004	735
Accrued liabilities	1,399	1,543
Gross deferred tax assets	17,266	12,144
Valuation allowance	(17,266)	(12,144)
Gross deferred tax assets after valuation allowance	$—	$—

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2019 and 2018 is as follows:

	For the Year Ended
	December 31,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.9	1.1
U.S. vs. foreign tax rate differential	1.7	0.9
Non-deductible expenses	(1.4)	(3.7)
Change in valuation allowance	(22.2)	(19.3)
Effective tax rate	—%	—%

The Company had approximately $71.0 million and $48.2 million of gross net operating loss (“NOL”) carryforwards (federal, state and Israel) as of December 31, 2019 and 2018, respectively. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited.

A reconciliation of the Company’s NOLs for the years ended December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
U.S. Federal NOL’s	$8,630	$5,720
U.S. State NOL’s	7,219	5,720
Israel NOL’s	55,132	36,751
Total NOL’s	$70,981	$48,191

The Company’s federal and state NOL’s of $3.3 million and $7.2 million, respectively, begin to expire after 2036 through 2040. The Company’s federal NOL of $5.3 million, generated since 2018, and the Israel NOL of $55.1 million do not expire.

The Company follows guidance on accounting for uncertainty in income taxes which prescribes a minimum threshold a tax position is required to meet before being recognized in the financial statements. The Company does not have any liabilities as of December 31, 2019 and 2018 to account for potential income tax exposure. The Company is obligated to file income tax returns in the U.S. federal jurisdiction, several U.S. States and Israel. Since the Company had losses in the past, all prior years that generated net operating loss carry-forwards are open and subject to audit examination in relation to the net operating loss generated from those years.

Note 11 – Segment Information

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers.

	2019	2018
Revenue in Israel	$-	$-
Revenue in United States	107	36
Total	$107	$36

Long lived assets (property and equipment) attributed to geographic areas are as follows:

	2019	2018
Property and equipment in Israel	$903	$662
Property and equipment in United States	153	184
Total	$1,056	$846

Motus GI Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)

Note 12 – Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2019 and noted the following subsequent events:

On January 22, 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc., a greater than 5% holder of the Company’s common stock and in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and chief executive officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as president and chief operating officer, to grant the use of 35% of the Fort Lauderdale premises and shall expand to approximately 60% to 70% of the premises during the term. The term expires on September 14, 2024. The Company charged a one-time license fee in the amount of $29 upon entering into the agreement. The Company charges a license fee in monthly installments which increases during the term on specific dates that correspond to the approximate increase in use size. The monthly license fee ranges from $12 to $17.

On February 6, 2020, the Company’s Compensation Committee approved the issuance of 260,153 options, in the aggregate, to executives and directors which vest over a three-year period on a quarterly basis to purchase shares of the Company’s common stock with an exercise price equal to $2.16 per share of common stock.

On February 6, 2020, the Company’s Compensation Committee approved the issuance of 260,153 restricted stock unit awards, in the aggregate, to executives and directors which vests over a three-year period on a quarterly basis.

On February 6, 2020, the Company’s Compensation Committee approved the issuance of 831,014 options to employees which vest over a three-year period on a quarterly basis to purchase shares of the Company’s common stock with an exercise price equal to $2.16 per share of common stock.

On February 6, 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 120,000 shares of common stock of the Company. The warrants will vest over a one-year period on a monthly basis and expire three years from the date of issuance. 60,000 of the granted warrants are exercisable at a price equal to $2.16 per share of common stock, and 60,000 of the remaining warrants granted are exercisable at a price equal to $3.50 per share of common stock.

On February 21, 2020, the Company issued 15,070 shares of common stock upon the vesting of 15,070 restricted stock unit awards.

On March 27, 2020 the Company adopted the 2020 Plan to better align the Company’s cost structure with the resources required to more efficiently and effectively execute on its commercial strategy of creating a strong foundation in the market by establishing national and regional hospitals networks as Pure Vu reference centers. Most significantly, the 2020 Plan will result in the reduction of the Company’s overall headcount by approximately 50%, including a material reduction of the Company’s commercial team, the implementation of tighter expense controls, and the termination of the lease of the Company’s planned corporate office facility in Norwood, Massachusetts.

On March 11, 2020, the Company entered into a lease for a facility in Norwood, Massachusetts. Prior to occupying the space, on March 30, 2019, the Company executed a lease termination agreement with the landlord of the facility for the early termination of the lease.  The termination agreement requires the Company to pay a termination fee and releases the Company from any further obligations under the lease, effective upon the payment of the termination fee.