Form 10-Q
period 2020-03-31
Motus GI Holdings, Inc.
filed 2020-05-14
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 8, 2020, 28,826,157 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Motus GI Holdings, Inc. and Subsidiaries

i

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)	(*)

ASSETS

Current assets
Cash and cash equivalents	$21,457	$20,528
Investments	-	8,203
Accounts receivable	19	65
Inventory	1,232	1,014
Prepaid expenses and other current assets	1,158	339
Related party receivable	4	18
Total current assets	23,870	30,167

Fixed assets, net	1,140	1,056
Right-of-use assets	973	1,021
Other non-current assets	13	13

Total assets	$25,996	$32,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,948	$2,999
Operating lease liabilities - current	259	321
Other current liabilities	124	270
Term debt, net of debt discount of $227 and $246, respectively	7,773	7,754
Total current liabilities	11,104	11,344

Contingent royalty obligation	1,551	1,872
Operating lease liabilities - non-current	720	713

Total liabilities	13,375	13,929
Commitments and contingent liabilities (Note 9)
Shareholders’ equity
Preferred Stock $0.0001 par value; 8,000,000 shares authorized; zero shares issued and outstanding	-	-
Preferred Series A Stock $0.0001 par value; 2,000,000 shares authorized; zero shares issued and outstanding	-	-
Common Stock $0.0001 par value; 50,000,000 shares authorized; 28,826,157 and 28,811,087 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	103,593	102,789
Accumulated deficit	(90,975)	(84,464)
Total shareholders’ equity	12,621	18,328

Total liabilities and shareholders’ equity	$25,996	$32,257

(*)	Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019

Revenue	$28	$1
Cost of revenue	30	1
Gross loss	(2)	-

Operating expenses:
Research and development	1,935	2,404
Sales and marketing	1,863	1,157
General and administrative	2,912	2,797

Total operating expenses	6,710	6,358

Operating loss	(6,712)	(6,358)

Gain on change in estimated fair value of contingent royalty obligation	321	27
Finance income (expense), net	(112)	60
Foreign currency loss	(8)	(2)

Loss before income taxes	(6,511)	(6,273)

Income tax expense	-	-

Net loss	$(6,511)	$(6,273)
Basic and diluted loss per common share	$(0.23)	$(0.29)
Weighted average number of common shares outstanding, basic and diluted	28,817,711	21,443,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2020	28,811,087	$3	$102,789	$(84,464)	$18,328
Issuance of common shares upon vesting of restricted stock units	15,070	-	-	-	-
Share based compensation	-	-	804	-	804
Net loss	-	-	-	(6,511)	(6,511)
Balance at March 31, 2020	28,826,157	$3	$103,593	$(90,975)	$12,621

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2019	21,440,148	$2	$79,893	$(61,378)	$18,517
Issuance of common shares upon exercise of options	416	-	2	-	2
Issuance of common shares upon vesting of restricted stock units	10,313	-	-	-	-
Share based compensation	-	-	837	-	837
Net loss	-	-	-	(6,273)	(6,273)
Balance at March 31, 2019	21,450,877	$2	$80,732	$(67,651)	$13,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,511)	$(6,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76	48
Amortization of debt issuance costs	19	-
Gain on change in estimated fair value of contingent royalty obligation	(321)	(27)
Share based compensation	804	941
Unrealized gain on investments	-	(5)
Impairment of fixed assets	9	-
Non-cash operating lease expense	48	75
Changes in operating assets and liabilities:
Accounts receivable	46	4
Related party receivable	14	-
Inventory	(300)	(92)
Prepaid expenses and other current assets	(819)	(208)
Accounts payable and accrued expenses	(17)	199
Operating lease liabilities - current and non-current	(55)	(75)
Other current and non-current liabilities	(146)	(173)
Net cash used in operating activities	(7,153)	(5,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(87)	(44)
Purchase of available-for-sale securities	-	(2,030)
Proceeds from sale of available-for-sale securities	8,203	-

Net cash provided by (used in) investing activities	8,116	(2,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	-	2
Financing fees	(34)	(144)
Net cash used in financing activities	(34)	(142)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	929	(7,802)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,528	18,050
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,457	$10,248

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$97	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Financing fees included in accounts payable and accrued expenses	$-	$63

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements
(unaudited, in thousands, except share and per share amounts)

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

Note 2 – Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2019 10-K filed with the SEC on March 30, 2020. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2019 balance sheet information was derived from the audited financial statements as of that date.

To date, the Company has generated minimal revenues, experienced negative operating cash flows and has incurred substantial operating losses from its activities. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through the issuance of debt or equity. During the quarter ended March 31, 2020, a pandemic occurred. While the full impact of the pandemic continues to evolve, the financial markets have been subject to significant volatility that adversely impacts the Company’s ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, mobility restraints, and changing priorities could also affect the Company’s ability to enter into key agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as certain medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. While expected to be temporary, these disruptions will negatively impact the Company’s sales, its results of operations, financial condition, and liquidity in 2020.

The Company has financed its operations primarily through sales of equity-related securities. As of March 31, 2020, the Company had an accumulated deficit of $90,975, total current assets of $23,870 and total current liabilities of $11,104 resulting in working capital of $12,766. For the three months ended March 31, 2020, the Company incurred a net loss of $6,511. As of March 31, 2020, the Company had cash and cash equivalents of $21,457. Under the terms of the loan agreement with Silicon Valley Bank (“SVB”), the Company must maintain unrestricted cash in accounts held at SVB of at least $10,000 (the “Liquidity Covenant”). The Company will need to raise additional capital or generate substantial revenue in order to ensure compliance with the Liquidity Covenant to support its development and commercialization efforts. If adequate funds are not available to the Company on a timely basis, or at all, it may breach the Liquidity Covenant, in which case, the Company would be required to immediately pledge to the bank and thereafter maintain in a separate account, unrestricted and unencumbered cash in an amount equal to the amount then outstanding under the loan agreement.

Management’s plan, inclusive of its cost reduction plan (the “2020 Plan”) in 2020, includes revenue generation through the sale of products and raising funds from outside investors. However, there is no assurance that such sale of products will occur or that outside funding will be available to the Company, will be obtained on favorable terms or will provide the Company with sufficient capital to meet its objectives.

Such conditions, as well as the terms of its Liquidity Covenant and the uncertainty of the impact of the COVID-19 pandemic, raise substantial doubts about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2020 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2020.

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2020, and December 31, 2019, the Company had a full valuation allowance against its deferred tax assets.

For the three months ended March 31, 2020 and 2019, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2020 and 2019, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Restructuring Charges

Restructuring charges are comprised of severance costs related to workforce reductions and other costs directly related to the 2020 Plan, including lease exit and fixed asset impairment. The Company recognizes restructuring charges when the liability is incurred. Employee termination benefits are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments, see Note 12.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements, and is effective for all entities for fiscal years ending after December 15, 2019. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have a material impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service”. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license), by requiring a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project, and is effective for public business entities for fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-15 on January 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

Note 4 – Investments and Fair Value of Financial Instruments

Investments consist of available-for-sale securities which are carried at fair value. Interest and dividends on investments are included in finance income, net.

As of March 31, 2020, the Company did not have any investments. The following table summarizes, by major security type, the Company’s investments as of December 31, 2019:

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

There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2020 and during the year ended December 31, 2019.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Contingent royalty obligation	$-	$-	$1,551	$1,551

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets
Investments	$8,203	$-	$-	$8,203

Liabilities
Contingent royalty obligation	$-	$-	$1,872	$1,872

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

Contingent Royalty Obligation

In estimating the fair value of the Company’s contingent royalty obligation (see Note 9), the Company used the discounted cash flow method as of March 31, 2020 and December 31, 2019. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 contingent royalty obligation for the three months ended March 31, 2020:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2019	$1,872
Change in estimated fair value of contingent royalty obligation	(321)
Balance at March 31, 2020	$1,551

The contingent royalty obligation is re-measured at each balance sheet date using the following assumptions: 1) discount rate of 21% at both March 31, 2020 and December 31, 2019, and 2) rate of royalty payment of 3% at both March 31, 2020 and December 31, 2019.

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a Level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by $177 and a 2% increase in the discount rate would decrease the liability by $156.

Note 5 – Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. For the three months ended March 31, 2020 and 2019, inventory write-down charges recorded were $0 and $76, respectively.

Inventory at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$352	$294
Work-in-process	40	124
Finished goods	840	596
Ending inventory	$1,232	$1,014

Note 6 – Fixed assets, net

Fixed assets, summarized by major category, consist of the following for the years ended:

	March 31, 2020	December 31, 2019
Office equipment	$167	$148
Computers and software	333	335
Machinery	455	455
Lab and medical equipment	694	568
Leasehold improvements	185	180
Total	1,834	1,686
Less: accumulated depreciation and amortization	(694)	(630)
Fixed assets, net	$1,140	$1,056

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $76 and $48, respectively. The Company incurred a loss on the impairment of fixed assets in the amount of $9 for the three months ended March 31, 2020.

Note 7 – Leases

The Company leases an office in Fort Lauderdale, Florida under an operating lease. The term expires November 2024. The annual base rent is subject to annual increases of 2.75%. As described within Note 10, we share this space with a related party pursuant to the Shared Space Agreement, as defined below.

The Company leases an office in Israel under an operating lease. The term expires on December 31, 2022. The annual base rent is subject to increases of 4%.

The Company leases vehicles under operating leases that expire at various dates through 2022.

Many of these leases provide for payment by the Company, as the lessee, of taxes, insurance premiums, costs of maintenance and other costs which are expenses as incurred. Certain operating leases include escalation clauses and some of which may include options to extend the leases for up to 3 years.

On March 11, 2020, the Company entered into a lease for a facility in Norwood, Massachusetts. The Company expected to begin occupying the facility on or about June 11, 2020. Prior to occupying the space and a commencement date being established, on March 30, 2020, the Company executed a lease termination agreement with the landlord of the facility for the early termination of the lease.  The termination agreement requires the Company to pay a termination fee and releases the Company from any further obligations under the lease, effective upon the payment of the termination fee.  A termination fee of $170 was paid, included in general and administrative expense, to the landlord on March 30, 2020, in connection with the termination agreement.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Lease Cost
Operating lease cost	$55	$86
Variable lease cost	29	4
Total lease cost	$84	$90

	As of March 31,	As of December 31,
	2020	2019
Assets
Operating lease, right-of-use- asset	$973	$1,021
Liabilities
Current
Operating lease liabilities	$259	$321
Non-current
Operating lease liabilities, net of current portion	720	713
Total lease liabilities	$979	$1,034

Other information:
Weighted average remaining lease term - operating leases	3.93 years	4.08 years
Weighted-average discount rate - operating leases	7.66%	7.67%

The Company records operating lease payments to lease expense using the straight-line method. The Company’s lease expense was $84 and $90 for the three months ended March 31, 2020 and 2019, respectively, included in general and administrative expenses which is net of the related party license fee of $35 for the three months ended March 31, 2020 (see Note 10).

Future minimum lease payments under non-cancellable operating leases as of March 31, 2020 were as follows:

Year Ended December 31,	Amount
2020 (remaining nine months)	$246
2021	286
2022	271
2023	184
2024	141
Total future minimum lease payments	1,128
Imputed interest	(149)
Total liability	$979

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019 were as follows:

Twelve Months Ended December 31,	Amount
2020	$331
2021	278
2022	264
2023	184
2024	142
Total future minimum lease payments	$1,199
Imputed interest	(165)
Total liability	$1,034

Future minimum receipts under the related party license fee as of March 31, 2020 were as follows:

Year Ended December 31,	Amount
2020 (remaining nine months)	$138
2021	189
2022	195
2023	198
2024	168
Total future minimum lease receipts	$888

Note 8 – Term Debt

On December 13, 2019 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan Debt”) for $8,000 (the “Term Debt”) with Silicon Valley Bank (the “Bank” or “SVB”). On April 10, 2020, the Company entered into a Deferral Agreement (the “Deferral Agreement”) with SVB, effective April 2, 2020, which amends certain provisions of the Loan and Security Agreement, between the Company and SVB.

Pursuant to and among other changes effected by, the Deferral Agreement, as of April 2, 2020, the originally scheduled period of monthly interest-only payments under the Loan Agreement, and the originally scheduled maturity date of the Loan Agreement, have each been extended by six months. As a result, pursuant to the Deferral Agreement, the Loan Agreement now provides for monthly interest-only payments through June 30, 2022, followed by monthly payments of principal and interest until June 1, 2024.

The Term Debt of $8,000 bears an interest rate equal to the greater of (i) one-half of one percent (0.50%) above the Prime Rate and (ii) five and one-half percent (5.50%). At March 31, 2020, the interest rate was 5.50%. The Term Debt is collateralized by substantially all assets of the Company. Additionally, the Company has pledged 65% of the outstanding capital stock in the Company’s foreign subsidiary, Motus GI Medical Technologies, Ltd., to collateralize the Term Debt.

Interest payments have commenced on January 1, 2020, following each month until the maturity date. Principal payments will commence July 1, 2022 and continuing for 24 consecutive months thereafter. The Company may prepay all, but not less than all, of the outstanding principal balance of the Term Debt subject to prepayment premium of $240, plus all other sums, if any, that shall have become due and payable.

The Company incurred $250 of debt issuance costs related to the Term Debt. For the three months ended March 31, 2020, $19 of debt issuance costs was amortized to interest expense using the effective interest method. The effective interest rate on the Term Debt for the three months ended March 31, 2020 was 6.73%. The Company accounts for its bank indebtedness at amortized cost.

Further, under the terms of the agreement, the Company must maintain unrestricted cash in accounts with the Bank of at least $10,000. The covenant was met by the Company as of March 31, 2020. The Company’s cash forecast indicates that it will need to raise additional funds during 2020, which is part of the current operating plan, in order to meet this liquidity requirement covenant during the coming year.

The Term Debt includes a subjective acceleration clause. During the quarter ended March 31, 2020, a pandemic occurred, which caused a shift in the capital markets.  In response to the pandemic, certain measures were taken by authorities that could result in adverse financial impacts to the Company, including requiring Company workers to stay home. The Company considered the probability of a further slow-down of its sales team and the related impact on the potential to trigger the Liquidity Covenant, along with the tightening of the capital markets, which could cause SVB to exercise the subjective acceleration clause in determining the classification of the Company’s Term Debt. When considering these factors, the Company determined the likelihood of acceleration could be probable during 2020 if the pandemic continues, and therefore Company has classified the Term Debt in current liabilities.

Future maturities under the amended terms of the Term Debt are as follows:

Years Ending December 31,	Amount
2020 (remaining nine months)	$-
2021	-
2022	2,000
2023	4,000
2024	2,000
Total	8,000
Less unamortized debt issuance costs	(227)
Total Term Debt, less debt issuance costs	$7,773

Note 9 – Commitments and Contingencies

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures. The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332. No amounts were received during the three months ended March 31, 2020 and 2019. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR interest to date in the amount of $1,399 and $1,396 as of March 31, 2020 and December 31, 2019, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion with a rate that is currently at 4% (which may be increased under certain circumstances). The Company may be obligated to pay up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense for the three months ended March 31, 2020 and 2019, and an immaterial liability at March 31, 2020 and 2019.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at March 31, 2020 and December 31, 2019 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

*	Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of March 31, 2020.

**	Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Royalty Payment Rights Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of March 31, 2020.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the consolidated balance sheets at March 31, 2020 and December 31, 2019 in the amount of $1,551 and $1,872, respectively. For the three months ended March 31, 2020 and 2019, the Company recorded a gain on change in fair value of Contingent Royalty Obligation in the amount of $321 and $27, respectively.

Manufacturing Component Purchase Obligations

The Company utilizes two outsourcing partners to manufacture its Workstation and Disposable, and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company. As of March 31, 2020, the Company expects to pay $93 under manufacturing-related supplier arrangements within the next year, substantially all of which is noncancelable.

Other Commitments and Contingencies

The Company has a severance contingency for severance payments to its CEO, COO, and CFO in the aggregate of $1,319, in the event that they are terminated without cause or leave due to good reason, as outlined in their employee agreements. Management estimates that the likelihood of payment is remote; therefore, no liability was reflected in these condensed consolidated financial statements.

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

 Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc., a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. As of March 31, 2020, the Company has a related party receivable in the amount of $4 and a liability of $13 in relation to the Shared Space Agreement. During the three months ended March 31, 2020, the Company recorded license fee of $35 in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses.

Orchestra BioMed, Inc. will continue to pay a monthly license fee based on the shared space to the Company until the expiration of the Shared Space Agreement in September 2024. Aggregate license fees will range from $162 to $198 in any given calendar year during the term of the Shared Space Agreement.

Note 11 – Stock-based compensation

Issuance of Common Stock

On February 6, 2020, the Company’s Compensation Committee approved the issuance of 260,154 options, in the aggregate, to executives and directors which vest over a three-year period on a quarterly basis to purchase shares of the Company’s common stock with an exercise price equal to $2.16 per share of common stock.

On February 6, 2020, the Company’s Compensation Committee approved the issuance of 260,154 restricted stock unit awards, in the aggregate, to executives and directors which vests over a three-year period on a quarterly basis.

On February 6, 2020, the Company’s Compensation Committee approved the issuance of 831,012 options to employees which vest over a three-year period on a quarterly basis to purchase shares of the Company’s common stock with an exercise price equal to $2.16 per share of common stock.

On February 21, 2020, the Company issued 15,070 shares of common stock upon the vesting of 15,070 restricted stock unit awards.

Issuance of Warrants to Purchase Common Stock

On June 6, 2018, the Company entered into a consultant agreement with a service provider which shall continue until the agreement is terminated by the Company or service provider by providing at least five business days’ prior written notice. Pursuant to the agreement, the Company (a) issued a warrant on June 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $5.25 per share, at which time a measurement date was reached (b) issued a warrant on October 6, 2018 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $6.25 per share at which time a measurement date was reached, and (c) issued a warrant on February 6, 2019 to purchase 10,000 shares of the Company’s common stock, with an exercise price of $7.25 per share (collectively, such warrants referred to as the “Consultant Warrants”). The Consultant Warrants each have a five-year term, vest immediately, and provide for cashless exercise. The Company recorded $10 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss in relation to the consulting agreement for the three months ended March 31, 2019.

On July 2, 2018, the Company entered into a consultant agreement with a service provider which continued until February 28, 2019. Pursuant to the agreement, the Company (i) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expired 12 months from the date of agreement, (ii) issued a fully-vested and nonforfeitable warrant on July 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock, with an exercise price of $7.39 per share, and expires 18 months from the date of the agreement, (iii) issued a fully-vested and nonforfeitable warrant on October 2, 2018 (at which point a measurement date was reached) to purchase 25,000 shares of the Company’s common stock with an exercise price of $8.75 per share, and expires 18 months from the date of the agreement and (iv) issued a fully-vested and nonforfeitable warrant on January 2, 2019 to purchase 25,000 shares of common stock of the Company with an exercise price of $10.00 per share, and expires 24 months from the date of the agreement. The warrants issued under this agreement are callable by the Company and it will have the right to require the consultant to exercise all or any warrants still unexercised for a cash exercise or the Company may re-purchase the warrant at a price of $0.01 per warrant share if the Company’s stock trades above a closing floor price ranging from $9.00 to $13.00 per share for ten (10) consecutive trading days. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, the call feature is a conditional obligation upon an event not certain to occur that becomes mandatorily redeemable if that event occurs, the condition is resolved, or that event becomes certain to occur. Because the conditional event is within control of the Company, the call feature is not recognized for accounting purposes until the Company exercises its rights under agreement. The Company recorded $31 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three months ended March 31, 2019.

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

On August 1, 2019, the Company entered into a consulting agreement which shall continue until the agreement is terminated by the Company or service provider by providing at least ten business days’ prior written notice. On September 16, 2019, the Company issued a notice of termination to the service provider to terminate the consulting agreement on November 30, 2019. Pursuant to the agreement, the Company issued two warrants on August 8, 2019 to purchase an aggregate of 20,000 shares the Company’s common stock, with an exercise price of $2.66 per share (the “August 2019 Consultant Warrants”), which vest for four equal tranches beginning November 1, 2019 through August 1, 2020. On November 13, 2019, the Company’s board of directors accelerated the vesting of the August 2019 Consultant Warrants which vested in their entirety on November 30, 2019. The August 2019 Consultant Warrants have a three-year term and provide for a cashless exercise.

On February 6, 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 120,000 shares of common stock of the Company. The warrants will vest over a one-year period on a monthly basis and expire three years from the date of issuance. 60,000 of the granted warrants are exercisable at a price equal to $2.16 per share of common stock and 60,000 of the remaining warrants granted are exercisable at a price equal to $3.50 per share of common stock. The fair value of the warrants were valued on the date of grant at $112,044 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.43%; (2) expected life in years of 3.0; (3) expected stock volatility of 74.82%; and (4) expected dividend yield of 0%. The Company recorded $19 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss in relation to the consulting agreement for the three months ended March 31, 2020.

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2019	2,745,801	$5.24	2.58	$-
Granted	120,000	2.83
Forfeited/cancelled	(25,000)	5.79
Outstanding at March 31, 2020	2,840,801	$5.12	2.37	$-

As of March 31, 2020, 2,617,824 warrants were exercisable.

Stock Options

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of the Company’s common stock than would otherwise occur. On January 1, 2020, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 1,728,665 shares. Under the 2016 Plan, effective as of January 1, 2020, the maximum number of shares of the Company’s common stock authorized for issuance is 5,656,324. As of March 31, 2020, there were 706,964 shares of common stock available for future grant under the 2016 Plan.

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,516,532	$4.22	7.91	$-
Granted	1,091,166	2.16
Exercised	-	-		-
Forfeited/cancelled	(181,751)	4.10
Outstanding at March 31, 2020	4,425,947	$3.72	8.19	$-

The Company estimated the fair value of each stock option award using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term, in years	5.8	5.8
Expected volatility	79.59%	70.57%
Risk-free interest rate	1.49%	2.56%
Dividend yield	-	-
Grant date fair value	$0.95	$2.73

As of March 31, 2020, unamortized share- based compensation for stock options was $3,909, with a weighted-average recognition period of 1.26 years.

As of March 31, 2020, outstanding options to purchase 2,242,735 shares of common stock were exercisable with a weighted-average exercise price per share of $4.31.

For the three months ended March 31, 2020 and 2019, the Company recorded $682 and $615, respectively, for share based compensation expense related to stock options.

Restricted Stock Units

On February 6, 2020, the Company granted 260,154 restricted stock unit awards, in the aggregate, to executives and directors which vests over a three-year period on a quarterly basis. The aggregate fair value of the restricted stock unit awards granted was estimated to be $562 using the market price of the stock on the date of the grant which is expensed using the straight-line method over a three-year period.

The Company recorded $103 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three months ended March 31, 2020, in relation to the aggregate 501,265 restricted stock units issued to date to the CEO, executives, and directors.

 A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	185,589	$4.71
Granted	260,154	2.16
Vested	(15,070)	4.72
Nonvested at March 31, 2020	430,673	$3.17

As of March 31, 2020, unamortized stock compensation for restricted stock units was $1,270, with a weighted-average recognition period of 1.46 years.

Stock-based Compensation

The following table sets forth total non-cash stock-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit award by operating statement classification for the three months ended March 31, 2020 and 2019:

	Three Months ended March 31,
	2020	2019
Research and development	$223	$125
Sales and marketing	128	63
General and administrative	453	753
Total	$804	$941

Note 12 – Restructuring

In March 2020, the Company adopted the 2020 Plan in response to the ongoing disruptions from the COVID-19 outbreak, and to better align its cost structure with the resources required to more efficiently and effectively execute on its commercial strategy of creating a strong foundation in the market by establishing national and regional hospital networks as Pure Vu reference centers. Most significantly, the 2020 Plan resulted in the reduction of the Company’s overall headcount by approximately 50%, including a significant reduction of the Company’s commercial team in the US, the implementation of tighter expense controls, and the termination of the lease of the Company’s planned corporate office facility in Norwood, Massachusetts. These activities were initiated in the first quarter of 2020, with the majority of activity expected to be complete by the end of the second quarter of 2020.

During the three months ended March 31, 2020, the Company recorded charges of $624 related to the 2020 Plan. Of that amount, the Company paid $170 during the first quarter of 2020 and recorded non-cash charges of $9. The Company expects to pay the remaining $445 in the second quarter of 2020.

The outstanding restructuring liabilities are included in accounts payable and accrued expenses on the condensed consolidated balance sheet. As of March 31, 2020, the components of the liabilities were as follows:

	Employee Severance and Other Benefits (1)	Lease Termination and Other (2)	Total
Balance as of January 1, 2020	$-	$-	$-
Restructuring expenses	445	179	624
Cash payments	-	(170)	(170)
Non-cash charges		(9)	(9)
Liability included in accounts payable and accrued expenses at March 31, 2020	$445	$-	$445

(1)	Employee severance and other benefits expenses were included in sales and marketing expense and research and developments expense in the statements of comprehensive loss.

(2)	Lease termination and other consists of lease termination fees and fixed asset impairments. Lease termination was included in general and administrative expenses in the statement of comprehensive loss and fixed asset impairments were included in general and administrative expenses and research and development expenses in the statement of comprehensive loss.

Note 13 – Subsequent Events

Promissory note under the Paycheck Protection Program

On April 22, 2020 the Company entered into a promissory note (the “Note”) under the Paycheck Protection Program (the “PPP”) with Silicon Valley Bank (“SVB”), in the amount of $780,942 (the “PPP Loan”). The Paycheck Protection Program was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years. The Note may be prepaid in part or in full, at any time, without penalty. On May 6, 2020 the Company exercised its right to prepay the loan in full and returned the entirety of the funds to SVB.

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

Recent Developments

Due to the recent outbreak around the world of the highly transmissible and pathogenic coronavirus COVID-19, the extent and duration of which is difficult to predict, our sales efforts with targeted early adopter hospitals continue to be disrupted.  Projecting when non-critical hospital procedures will normalize is challenging, and the ability of hospital systems to make capital investments in new medical technologies remains impacted.  In addition to sales disruptions, we have also experienced changes with our suppliers, as well as with research & development, and clinical program activities.

As a result of the pandemic, we are in the process of permanently moving the manufacturing of our loading fixture from RMS Company to Sanmina Corporation. Over time, this switch has the potential to improve our overall efficiency as the workstation component of our Pure-Vu System is already being manufactured by Sanmina Corporation. We currently have enough stock of our loading fixture inventory to last beyond the expected time needed to ensure a smooth transition between manufacturers.

Further, certain research & development activity timelines have been extended as a result of some sub-contractor and supplier facilities being shut down for a period, which has impeded progress in particular areas. We expect up to six months of delays in certain aspects of our research and development activity as these facilities and workers come back online.

In order to streamline clinical programs, we will no longer pursue the RESCUE study. In its place, we will concentrate our clinical efforts by working with research hospitals focused on critical patient populations such as acute lower GI bleeds, where time to a successful colonoscopy can be clinically impactful, as well as controlled studies in the inpatient population focused on both the quality of the exam and health economics.

At this date, we cannot predict the full impact of the COVID-19 outbreak on our financial results and operations and we are continuing to analyze the situation. We intend to continue to explore all options with respect to how we can best minimize the negative impact of COVID-19 on our business.

Financial Operations Overview

We are a development stage company and have not generated significant revenues from the sale of products. We have never been profitable and our accumulated deficit as of March 31, 2020 was $91.0 million. Our net loss for the three months ended March 31, 2020 was $6.5 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities to commercialize and market the Pure-Vu System. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Furthermore, the extent of the impact and effects of the recent outbreak of the coronavirus COVID-19 on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, production delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for our second generation system is impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

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

Restructuring Charges

In March 2020, we adopted a cost reduction plan (the “2020 Plan”) in response to the ongoing disruptions from the COVID-19 outbreak, and to better align our cost structure with the resources required to more efficiently and effectively execute on our commercial strategy of creating a strong foundation in the market by establishing national and regional hospital networks as Pure Vu reference centers.

Most significantly, the 2020 Plan resulted in the reduction of our overall headcount by approximately 50%, including a significant reduction of our commercial team in the US, the implementation of tighter expense controls, and the termination of the lease of our planned corporate office facility in Norwood, Massachusetts. These activities were initiated in the first quarter of 2020, with the majority of activity expected to be complete by the end of the second quarter of 2020. During the three months ended March 31, 2020, we recorded charges of $0.6 million related to the 2020 Plan. Of that amount, we paid $0.2 million in termination fees of the lease of our planned corporate facility and incurred non- cash charges of $9.0 thousand during the first quarter of 2020. We expect to pay the remaining $0.4 million in severance and employee related costs in the second quarter of 2020.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in Note 3 to the consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2020, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

Revenue

As of March 31, 2020, as part of our limited launch, we have generated minimal revenue from the sales of products. We do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Revenue totaled $28.0 thousand for the three months ended March 31, 2020, compared to $1.0 thousand for the three months ended March 31, 2019. The increase of $27.0 thousand was primarily attributable to the sale of our second-generation system disposables.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2020 totaled $30 thousand, compared to $1 thousand for the three months ended March 31, 2019. The increase of $29.0 thousand was primarily attributable to the cost of our second-generation system disposable evaluation and commercial units in the amount of $27.0 thousand, the expense of royalties to the IIA in the amount of $1.0 thousand, and the increase in freight in the amount of $1.0 thousand.

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

Research and development expenses for the three months ended March 31, 2020 totaled $1.9 million, compared to $2.4 million for the three months ended March 31, 2019. The decrease of $0.5 million was primarily attributable to decreases of $0.4 million in material costs as we shifted our focus to expanding our commercialization efforts for the Pure-Vu System , $0.1 million in clinical costs, and $0.1 million in salaries and other personnel related costs and professional services, partially offset by an increase of $0.1 million in share-based compensation.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the three months ended March 31, 2020 totaled $1.9 million, compared to $1.2 million for the three months ended March 31, 2019. The increase of $0.7 million was primarily attributable to increases of $0.7 million in salaries and other personnel related cost to support our commercialization efforts of the Pure-Vu System and $0.1 million in share-based compensation, travel and marketing and training product, partially offset by a decrease of $0.1 million in professional services.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the three months ended March 31, 2020 totaled $2.9 million, compared to $2.8 million for the three months ended March 31, 2019. The increase of $0.1 million was primarily attributable to increases of $0.2 million in salaries and other personnel related costs, $0.2 million in lease termination fees, partially offset with $0.3 million decrease in share-based compensation.

Other Income and Expenses

Other income, net for the three months ended March 31, 2020 totaled $0.2 million compared to $0.1 million for the three months ended March 31, 2019. The increase of $0.1 million in other income, net was primarily attributable to a change from finance income to finance expense in finance income and foreign currency loss of $0.2 million, and a gain of $0.3 million on the change in estimated fair value of contingent royalty obligation.

Liquidity and Capital Resources

To date, we have generated minimal revenues, experienced negative operating cash flows and have incurred substantial operating losses from our activities. We expect to continue to fund our operations primarily through utilization of our current financial resources, future product sales, and through the issuance of debt or equity. As of March 31, 2020, our accumulated deficit was $91.0 million. Such conditions raise substantial doubts about our ability to continue as a going concern.

In December 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) for $8.0 million with Silicon Valley Bank (the “Bank” or “SVB”). Under the terms of the Loan Agreement we must maintain unrestricted cash in accounts held at SVB of at least $10.0 million (the “Liquidity Covenant”). We will need to raise additional capital or generate substantial revenue in order to ensure compliance with the Liquidity Covenant to support our development and commercialization efforts. If adequate funds are not available to us on a timely basis, or at all, we may breach the Liquidity Covenant, in which case, we would be required to immediately pledge to the bank and thereafter maintain in a separate account, unrestricted and unencumbered cash in an amount equal to the amount then outstanding under the Loan Agreement.

Further, during the quarter ended March 31, 2020, a pandemic occurred. While the full impact of the pandemic continues to evolve, the financial markets have been subject to significant volatility that adversely impacts our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, mobility restraints, and changing priorities could also affect our ability to enter into key agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.

While expected to be temporary, these disruptions will negatively impact our sales, results of operations, financial condition, and liquidity in 2020.

Our ability to continue as a going concern depends on our ability to execute our business plan, increase revenue and reduce expenditures. At quarter end, we adopted the 2020 Plan in response to the ongoing disruptions from the COVID-19 outbreak, and to better align our cost structure with the resources required to more efficiently and effectively execute on our commercial strategy of creating a strong foundation in the market by establishing national and regional hospital networks as Pure Vu reference centers. Most significantly, the 2020 Plan resulted in the reduction of our overall headcount by 50%, including a significant reduction of our commercial team in the US, the implementation of tighter expense controls, and the termination of the lease of our planned corporate office facility in Norwood, Massachusetts. These activities were initiated in the first quarter of 2020, with the majority of activity expected to be complete by the end of the second quarter of 2020.

As of March 31, 2020, we had total current assets of $23.9 million and total current liabilities of $11.1 million resulting in working capital of $12.8 million. Net cash used in operating activities for the three months ended March 31, 2020 was $7.2 million, which includes a net loss of $6.5 million, offset by non-cash expenses principally related to share based compensation expense of $0.8 million, depreciation and amortization of $0.1 million, and amortization of debt issuance costs of $19.0 thousand, partially offset by the gain on the change in estimated fair value of contingent royalty obligation of $0.3 million, and offset by changes in net working capital items principally related to the increase in prepaid expenses and other current assets of $0.8 million, the increase in accounts payable and accrued expenses of $17.0 thousand, and the increase in other current and non-current liabilities of $0.1 million, and an increase in inventory of $0.3 million.

Net cash provided by investing activities for the three months ended March 31, 2020 totaled $8.1 million principally related to the proceeds from available-for-sale securities of $8.2 million, offset by the purchase of fixed assets of $0.1 million.

Net cash used in financing activities for the three months ended March 31, 2020 totaled $34.0 thousand related to $34.0 thousand in financing fees related to debt financing.

As of March 31, 2020, we had cash and cash equivalents of $21.5 million. We will need to raise significant additional capital to continue to fund operations and to maintain the Liquidity Covenant. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

Shelf Registration Statement

On March 26, 2019, we filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective on April 24, 2019, that allows us to offer, issue and sell up to a maximum aggregate offering price of $75.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. As of March 31, 2020, we have sold $21.9 million of securities under our shelf registration statement. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020.

Material Weakness in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, our management has determined that we have a material weakness in our internal control over financial reporting related to the accounting for non-routine complex transactions. Refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of the actions that we have previously undertaken and continue to undertake to remediate this material weakness.

Notwithstanding the material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, for the year ended December 31, 2019 may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020 except as noted below.

If we fail to maintain compliance with the requirements of The Nasdaq Capital Market for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on The Nasdaq Capital Market.

As previously reported, on April 24, 2020, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market ("Nasdaq") indicating that we were not in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the "Bid Price Requirement").

On May 11, 2020, we received a letter from Nasdaq notifying us that we had regained compliance with Nasdaq Listing Rule 5550(a)(2) as a result of the closing bid price of our common stock being at $1.00 per share or greater for the 10 consecutive business days from April 27, 2020 through May 8, 2020. Accordingly, we have regained compliance with the Bid Price Requirement and Nasdaq considers the above matter closed.

Notwithstanding, there can be no assurance that we will be able to continue to maintain compliance with the Nasdaq continued listing requirements, and if we are unable to maintain compliance with the continued listing requirements, including the Bid Price Requirement, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

Global or regional pandemics, including outbreaks of communicable diseases, may materially and adversely affect our business, financial condition, revenues, and results of operations.

We may face risks related to health epidemics or outbreaks of communicable diseases. For example, the recent outbreak around the world of the highly transmissible and pathogenic coronavirus COVID-19. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries.

The continued impact resulting from the COVID-19 outbreak where we and our business partners have operations, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition, revenues, and results of operations.

For example, the COVID-19 outbreak, or other similar outbreaks, could have an adverse effect on the overall productivity of our workforce and we may be required to take extraordinary measures to ensure the safety of our employees and those of our business partners. These measures could require that our employees refrain from traveling to their normal workplace for extended periods of time, which we have already experienced in certain locations as a result of the COVID-19 outbreak, which in turn could result in a decrease in our commercial activities, or result in higher costs or other inefficiencies.

Such outbreaks could also result in delays in or the suspension of our business partners manufacturing operations, which we have already experienced as a result of the COVID-19 outbreak, including the loss of our contract manufacturing relationship with RMS Company, the contract manufacturer who manufactured the loading fixture for our Pure-Vu System, our research and product development activities, which we have begun to scale back as a result of the impact of COVID-19 on our business, our regulatory work streams, our clinical studies, which we have already experienced as a result of the COVID-19 outbreak, including that we will no longer pursue the RESCUE study, and other important commercial functions.

Additionally, our business may be harmed if, in connection with an outbreak, our customers seek to limit or prevent access by our sales and clinical support teams to their facilities, which we have already experienced in certain locations as a result of the COVID-19 outbreak, or if our customers postpone elective procedures while their resources are diverted to addressing such an outbreak, or if capital spending by hospitals is curtailed or delayed in connection with such an outbreak, which we have already experienced as a result of the COVID-19 outbreak. An outbreak may also result in restrictions on domestic and international travel, which could have a negative impact on our customer engagement efforts, including through the cancellation or postponement of third-party conferences, trade shows and similar events, each of which we have already experienced as a result of the COVID-19 outbreak.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Form 10-Q, or such period as described below, we issued the following unregistered securities:

In February 2020, we entered into a services agreement pursuant to which we issued warrants on February 6, 2020 to purchase 120,000 shares of our common stock (the "February 2020 Warrants"). 60,000 of the granted warrants are exercisable at a price equal to $2.16 per share of common stock, and 60,000 of the remaining warrants granted are exercisable at a price equal to $3.50 per share of common stock. The February 2020 Warrants will vest over a one-year period on a monthly basis and expire three years from the date of issuance. The February 2020 Warrants were issued on substantially the same form as our Form of November 2018 Consultant Warrant, filed as Exhibit 4.4 of our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018, and incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

10.1	Joinder and First Amendment to Loan and Security Agreement, dated as of February 7, 2020 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.25	3/30/2020

10.2	Second Amendment to Loan and Security Agreement, dated as of February 25, 2020 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.26	3/30/2020

10.3	Lease Agreement, effective as of March 11, 2020, by and between Motus GI Holdings, Inc. and 720 UNIVERSITY PROPERTY, LLC.	8-K	001-38389	10.1	3/12/2020

10.4	Lease Termination Agreement, effective as of March 30, 2020, by and between Motus GI Holdings, Inc. and 720 UNIVERSITY PROPERTY, LLC.	10-K	001-38389	10.28	3/30/2020

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.1	XBRL Instance Document.					X

101.2	XBRL Taxonomy Extension Schema Document.					X

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.4	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.5	XBRL Taxonomy Extension Label Linkbase Document.					X

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Motus GI Holdings, Inc.

Date: May 14, 2020	By:	/s/ Timothy P. Moran
	Name:	Timothy P. Moran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)