Form 10-Q
period 2020-06-30
Motus GI Holdings, Inc.
filed 2020-08-11
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 5, 2020, 28,951,673 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Motus GI Holdings, Inc. and Subsidiaries

i

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)	(*)

ASSETS

Current assets
Cash and cash equivalents	$17,125	$20,528
Investments	-	8,203
Accounts receivable	10	65
Inventory	1,325	1,014
Prepaid expenses and other current assets	1,018	339
Related party receivable	2	18
Total current assets	19,480	30,167

Fixed assets, net	1,062	1,056
Right-of-use assets	883	1,021
Other non-current assets	13	13
Total assets	$21,438	$32,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,790	$2,999
Operating lease liabilities - current	243	321
Other current liabilities	260	270
Term debt, net of debt discount of $25 and $246, respectively	7,975	7,754
Total current liabilities	10,268	11,344

Contingent royalty obligation	1,627	1,872
Operating lease liabilities - non-current	654	713
Total liabilities	12,549	13,929
Commitments and contingent liabilities (Note 9)
Shareholders’ equity
Preferred Stock $0.0001 par value; 8,000,000 shares authorized; zero shares issued and outstanding	-	-
Preferred Series A Stock $0.0001 par value; 2,000,000 shares authorized; zero shares issued and outstanding	-	-
Common Stock $0.0001 par value; 50,000,000 shares authorized; 28,857,073 and 28,811,087 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	104,271	102,789
Accumulated deficit	(95,385)	(84,464)
Total shareholders’ equity	8,889	18,328
Total liabilities and shareholders’ equity	$21,438	$32,257

(*)	Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$1	$4	$29	$5
Cost of revenue	10	2	40	3
Gross profit (loss)	(9)	2	(11)	2

Operating expenses:
Research and development	1,264	2,129	3,199	4,533
Sales and marketing	582	1,156	2,445	2,313
General and administrative	2,365	2,364	5,277	5,161
Total operating expenses	4,211	5,649	10,921	12,007

Operating loss	(4,220)	(5,647)	(10,932)	(12,005)

Gain (loss) on change in estimated fair value of contingent royalty obligation	(76)	(86)	245	(59)
Finance income (expense), net	(119)	59	(231)	119
Foreign currency gain (loss)	5	(7)	(3)	(9)

Loss before income taxes	(4,410)	(5,681)	(10,921)	(11,954)

Income tax expense	-	-	-	-

Net loss	$(4,410)	$(5,681)	$(10,921)	$(11,954)
Basic and diluted loss per common share	$(0.15)	$(0.26)	$(0.38)	$(0.56)
Weighted average number of common shares outstanding, basic and diluted	28,846,881	21,450,877	28,832,296	21,447,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2020	28,811,087	$3	$102,789	$(84,464)	$18,328
Issuance of common shares upon vesting of restricted stock units	15,070	-	-	-	-
Share based compensation	-	-	804	-	804
Net loss	-	-	-	(6,511)	(6,511)
Balance at March 31, 2020	28,826,157	$3	$103,593	$(90,975)	$12,621
Issuance of common shares upon vesting of restricted stock units	30,916	-	-	-	-
Share based compensation	-	-	678	-	678
Net loss	-	-	-	(4,410)	(4,410)
Balance at June 30, 2020	28,857,073	$3	$104,271	$(95,385)	$8,889

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2019	21,440,148	$2	$79,893	$(61,378)	$18,517
Issuance of common shares upon exercise of options	416	-	2	-	2
Issuance of common shares upon vesting of restricted stock units	10,313	-	-	-	-
Share based compensation	-	-	837	-	837
Net loss	-	-	-	(6,273)	(6,273)
Balance at March 31, 2019	21,450,877	$2	$80,732	$(67,651)	$13,083
Share based compensation	-	-	690	-	690
Net loss	-	-	-	(5,681)	(5,681)
Balance at June 30, 2019	21,450,877	$2	$81,422	$(73,332)	$8,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,921)	$(11,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201	99
Amortization of debt issuance costs	21	-
(Gain) loss on change in estimated fair value of contingent royalty obligation	(245)	59
Share based compensation	1,457	1,800
Unrealized gain on investments	-	(5)
Inventory write-down	-	19
Impairment of fixed assets	18	-
Non-cash operating lease expense	105	157
Changes in operating assets and liabilities:
Accounts receivable	55	(3)
Related party receivable	16	-
Inventory	(311)	(89)
Prepaid expenses and other current assets	(654)	113
Accounts payable and accrued expenses	(975)	170
Operating lease liabilities - current and non-current	(104)	(157)
Other current and non-current liabilities	(10)	29
Net cash used in operating activities	(11,347)	(9,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(225)	(173)
Purchase of available-for-sale securities	-	(2,056)
Proceeds from sale of available-for-sale securities	8,203	2,000
Net cash provided by (used in) investing activities	7,978	(229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	-	2
Financing fees	(34)	(207)
Net cash used in financing activities	(34)	(205)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,403)	(10,196)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,528	18,050
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,125	$7,854

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$209	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Financing fees included in accounts payable and accrued expenses	$-	$358
Financing fees extinguished previously included in accounts payable and accrued expenses	$200	$-

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

The Company has developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”). In June 2019, the 510(k) premarket notification for the second-generation of the Pure-Vu System was reviewed and cleared by the FDA. The second-generation of the Pure-Vu System has received CE Mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. The Company began commercialization in October 2019, with the first commercial placements of its second generation Pure-Vu System as part of its initial U.S. market launch targeting early adopter hospitals. The Company does not expect to generate significant revenue from product sales until the Company expands its commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

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

To date, the Company has generated minimal revenues, experienced negative operating cash flows and has incurred substantial operating losses from its activities. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through the issuance of debt or equity. Since March 2020, we have been evaluating the actual and potential business impacts related to the COVID-19 pandemic.  While the full impact of the pandemic continues to evolve, the financial markets have been subject to significant volatility that adversely impacts the Company’s ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, mobility restraints, and changing priorities could also affect the Company’s ability to enter into key agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as certain medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the outbreak and its effects on the Company’s business and operations are uncertain. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. While expected to be temporary, these disruptions will negatively impact the Company’s sales, its results of operations, financial condition, and liquidity in 2020.

The Company has financed its operations primarily through sales of equity-related securities. As of June 30, 2020, the Company had an accumulated deficit of $95,385, total current assets of $19,480 and total current liabilities of $10,268 resulting in working capital of $9,212. For the three and six months ended June 30, 2020, the Company incurred a net loss of $4,410 and $10,921, respectively. As of June 30, 2020, the Company had cash and cash equivalents of $17,125. Under the terms of the loan agreement with Silicon Valley Bank (“SVB”), the Company must maintain unrestricted cash in accounts held at SVB of at least $10,000 (the “Liquidity Covenant”). The Company will need to raise additional capital or generate substantial revenue in order to ensure compliance with the Liquidity Covenant to support its development and commercialization efforts. If adequate funds are not available to the Company on a timely basis, or at all, it may breach the Liquidity Covenant, in which case, the Company would be required to immediately pledge to the bank and thereafter maintain in a separate account, unrestricted and unencumbered cash in an amount equal to the amount then outstanding under the loan agreement.

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

Note 3 – Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2020 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2020.

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2020, and December 31, 2019, the Company had a full valuation allowance against its deferred tax assets.

For the three and six months ended June 30, 2020 and 2019, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2020 and 2019, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements, and is effective for all entities for fiscal years ending after December 15, 2019. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software (Subtopic 350-40) — Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service”. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license), by requiring a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project, and is effective for public business entities for fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-15 on January 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU 2019-05, “Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect that adopting ASU 2016-13 will have on the Company’s financial statements and disclosures.

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

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The ASU is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

Note 4 – Investments and Fair Value of Financial Instruments

Investments consist of available-for-sale securities, which are carried at fair value. Interest and dividends on investments are included in finance income, net.

As of June 30, 2020, the Company did not have any investments. The following table summarizes, by major security type, the Company’s investments as of December 31, 2019:

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

There were no changes in the fair value hierarchy leveling during the three and six months ended June 30, 2020 and during the year ended December 31, 2019.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Contingent royalty obligation	$-	$-	$1,627	$1,627

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets
Investments	$8,203	$-	$-	$8,203

Liabilities
Contingent royalty obligation	$-	$-	$1,872	$1,872

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

Contingent Royalty Obligation

In estimating the fair value of the Company’s contingent royalty obligation (see Note 9), the Company used the discounted cash flow method as of June 30, 2020 and December 31, 2019. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 contingent royalty obligation for the six months ended June 30, 2020:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2019	$1,872
Change in estimated fair value of contingent royalty obligation	(245)
Balance at June 30, 2020	$1,627

The contingent royalty obligation is re-measured at each balance sheet date using the following assumptions: 1) discount rate of 21% at both June 30, 2020 and December 31, 2019, and 2) rate of royalty payment of 3% at both June 30, 2020 and December 31, 2019.

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a Level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by $178 and a 2% increase in the discount rate would decrease the liability by $158.

Note 5 – Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. For the three and six months ended June 30, 2020, no inventory write-down charge was recorded; and, for the three and six months ended June 30, 2019, an inventory write-down charge of $19 was recorded.

Inventory at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$494	$294
Work-in-process	26	124
Finished goods	805	596
Ending inventory	$1,325	$1,014

Note 6 – Fixed assets, net

Fixed assets, summarized by major category, consist of the following for the years ended:

	June 30, 2020	December 31, 2019
Office equipment	$167	$148
Computers and software	316	335
Machinery	455	455
Lab and medical equipment	749	568
Leasehold improvements	185	180
Total	1,872	1,686
Less: accumulated depreciation and amortization	(810)	(630)
Fixed assets, net	$1,062	$1,056

Depreciation and amortization expense for the three and six months ended June 30, 2020 was $125 and $201, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2019 was $51 and $99, respectively. The Company incurred a loss on the impairment of fixed assets in the amount of $9 and $18 for the three and six months ended June 30, 2020, respectively.

Note 7 – Leases

The Company leases an office in Fort Lauderdale, Florida under an operating lease. The term expires November 2024. The annual base rent is subject to annual increases of 2.75%. As described within Note 10, the Company shares this space with a related party pursuant to the Shared Space Agreement, as defined below.

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

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Lease Cost
Operating lease cost	$50	$92	$105	$178
Variable lease cost	29	34	58	51
Total lease cost	$79	$126	$163	$229

	As of June 30,	As of December 31,
	2020	2019
Assets
Operating lease, right-of-use- asset	$883	$1,021
Liabilities
Current
Operating lease liabilities	$243	$321
Non-current
Operating lease liabilities, net of current portion	654	713
Total lease liabilities	$897	$1,034

Other information:
Weighted average remaining lease term - operating leases	3.75 years	4.08 years
Weighted-average discount rate - operating leases	7.73%	7.67%

The Company records operating lease payments to lease expense using the straight-line method. The Company’s lease expense was $79 and $163 for the three and six months ended June 30, 2020, respectively, included in general and administrative expenses which is net of the related party license fee of $44 and $79 for the three and six months ended June 30, 2020, respectively (see Note 10). The Company’s lease expense was $126 and $229 for the three and six months ended June 30, 2019, respectively, included in general and administrative expenses.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2020 were as follows:

Year Ended December 31,	Amount
2020 (remaining six months)	$157
2021	279
2022	267
2023	184
2024	141
Total future minimum lease payments	1,028
Imputed interest	(131)
Total liability	$897

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019 were as follows:

Twelve Months Ended December 31,	Amount
2020	$331
2021	278
2022	264
2023	184
2024	142
Total future minimum lease payments	$1,199
Imputed interest	(165)
Total liability	$1,034

Future minimum receipts under the related party license fee as of June 30, 2020 were as follows:

Year Ended December 31,	Amount
2020 (remaining six months)	$95
2021	189
2022	195
2023	198
2024	168
Total future minimum lease receipts	$845

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

The Term Debt of $8,000 bears an interest rate equal to the greater of (i) one-half of one percent (0.50%) above the Prime Rate and (ii) five and one-half percent (5.50%). At June 30, 2020, the interest rate was 5.50%. The Term Debt is collateralized by substantially all assets of the Company. Additionally, the Company has pledged 65% of the outstanding capital stock in the Company’s foreign subsidiary, Motus GI Medical Technologies, Ltd., to collateralize the Term Debt.

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

The Company incurred $50 of debt issuance costs related to the Term Debt. For the three and six months ended June 30, 2020, $2 and $21 of debt issuance costs was amortized to interest expense, respectively, using the effective interest method. The effective interest rate on the Term Debt for the three months ended June 30, 2020 was 5.69%. The Company accounts for its bank indebtedness at amortized cost.

Further, under the terms of the agreement, the Company must maintain unrestricted cash in accounts with the Bank of at least $10,000. The covenant was met by the Company as of June 30, 2020. The Company’s cash forecast indicates that it will need to raise additional funds during 2020, which is part of the current operating plan, in order to meet this liquidity requirement covenant during the coming year.

The Term Debt includes a subjective acceleration clause. Since March 2020, we have been evaluating the actual and potential business impacts related to the COVID-19 pandemic.  In response to the pandemic, certain measures were taken by authorities that could result in adverse financial impacts to the Company, including requiring Company workers to stay home. The Company considered the probability of a further slow-down of its sales team and the related impact on the potential to trigger the Liquidity Covenant, along with the tightening of the capital markets, which could cause SVB to exercise the subjective acceleration clause in determining the classification of the Company’s Term Debt. When considering these factors, the Company determined the likelihood of acceleration could be probable during 2020 if the pandemic continues, and therefore Company has classified the Term Debt in current liabilities.

Future maturities under the amended terms of the Term Debt are as follows:

Years Ending December 31,	Amount
2020 (remaining six months)	$-
2021	-
2022	2,000
2023	4,000
2024	2,000
Total	8,000
Less unamortized debt issuance costs	(25)
Total Term Debt, less debt issuance costs	$7,975

Note 9 – Commitments and Contingencies

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures. The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332. No amounts were received during the three months ended June 30, 2020 and 2019. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR interest to date in the amount of $1,402 and $1,396 as of June 30, 2020 and December 31, 2019, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion with a rate that is currently at 4% (which may be increased under certain circumstances). The Company may be obligated to pay up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense for the three and six months ended June 30, 2020 and 2019, and an immaterial liability at June 30, 2020 and 2019.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at June 30, 2020 and December 31, 2019 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

*	Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of June 30, 2020.

**	Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Royalty Payment Rights Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of June 30, 2020.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the consolidated balance sheets at June 30, 2020 and December 31, 2019 in the amount of $1,627 and $1,872, respectively. A loss on change in fair value of Contingent Royalty Obligation of $77 and a gain on change in fair value of Contingent Royalty Obligation of $245 was recorded for the three months and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, the Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $86 and $59, respectively.

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

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc., a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. As of June 30, 2020, the Company has a related party receivable in the amount of $2 in relation to the Shared Space Agreement. During the three and six months ended June 30, 2020, the Company recorded license fee of $44 and $79, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses.

Orchestra BioMed, Inc. will continue to pay a monthly license fee based on the shared space to the Company until the expiration of the Shared Space Agreement in September 2024. Aggregate license fees will range from $162 to $198 in any given calendar year during the term of the Shared Space Agreement.

Note 11 – Stock-based compensation

Issuance of Common Stock

On May 14, 2020, the Company issued 30,916 shares of common stock upon the vesting of 30,916 restricted stock unit awards.

On June 11, 2020, the Company’s Compensation Committee approved the issuance of 842,500 options to employees which vest on the first anniversary of the date of grant to purchase shares of the Company’s common stock with an exercise price equal to $1.17 per share of common stock.

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

On February 6, 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 120,000 shares of common stock of the Company. The warrants will vest over a one-year period on a monthly basis and expire three years from the date of issuance. 60,000 of the granted warrants are exercisable at a price equal to $2.16 per share of common stock and 60,000 of the remaining warrants granted are exercisable at a price equal to $3.50 per share of common stock. The fair value of the warrants were valued on the date of grant at $112 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.43%; (2) expected life in years of 3.0; (3) expected stock volatility of 74.82%; and (4) expected dividend yield of 0%. The Company recorded $28 and $47 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss in relation to the consulting agreement for the three and six months ended June 30, 2020, respectively.

On June 11, 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 50,000 shares of common stock of the Company which vested immediately. The warrants are exercisable at $1.17 per share and expire three years from the date of issuance. The fair value of the warrants were valued on the date of grant at $28 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.22%; (2) expected life in years of 3.0; (3) expected stock volatility of 73.06%; and (4) expected dividend yield of 0%. The Company recorded $3 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss in relation to the consulting agreement for both the three and six months ended June 30, 2020.  As of June 30, 2020, the Company has recorded a prepaid expense which will be recognized through December 31, 2020, in the amount of $25 related to the fully vested nonforfeitable shares of common stock and warrants issued for which services have not been rendered. On July 10, 2020 and August 3, 2020, the Company issued an aggregate of 50,000 shares of common stock upon exercise of the warrant which resulted in aggregate proceeds of approximately $59.

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2019	2,745,801	$5.24	2.58	$-
Granted	170,000	2.34		$8
Forfeited	(50,000)	8.07
Outstanding at June 30, 2020	2,865,801	$5.02	2.08	$8

As of June 30, 2020, 2,795,801 warrants were exercisable.

Stock Options

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of the Company’s common stock than would otherwise occur. On January 1, 2020, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 1,728,665 shares. Under the 2016 Plan, effective as of January 1, 2020, the maximum number of shares of the Company’s common stock authorized for issuance is 5,656,324. As of June 30, 2020, there were 627,065 shares of common stock available for future grant under the 2016 Plan.

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,516,532	$4.22	7.91	$-
Granted	1,933,666	1.73
Exercised	-	-		-
Forfeited/cancelled	(944,353)	3.31
Outstanding at June 30, 2020	4,505,845	$3.34	8.32	$-

The Company estimated the fair value of each stock option award using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2020	2019
Expected term, in years	5.7	5.8
Expected volatility	82.04%	71.86%
Risk-free interest rate	1.00%	2.48%
Dividend yield	-	-
Grant date fair value	$1.17	$2.72

As of June 30, 2020, unamortized share-based compensation for stock options was $3,117, with a weighted-average recognition period of 1.04 years.

As of June 30, 2020, outstanding options to purchase 2,239,933 shares of common stock were exercisable with a weighted-average exercise price per share of $4.27.

For the three and six months ended June 30, 2020, the Company recorded $498 and $1,180, respectively, for share based compensation expense related to stock options.

For the three and six months ended June 30, 2019, the Company recorded $618 and $1,233, respectively, for share based compensation expense related to stock options.

Restricted Stock Units

The Company recorded $124 and $227 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2020, respectively, in relation to the aggregate 501,265 restricted stock units issued to date to the CEO, executives, and directors.

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	185,589	$4.71
Granted	260,154	2.16
Vested	(45,986)	3.84
Nonvested at June 30, 2020	399,757	$3.15

As of June 30, 2020, unamortized stock compensation for restricted stock units was $1,145, with a weighted-average recognition period of 1.33 years.

Stock-based Compensation

The following table sets forth total non-cash stock-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit award by operating statement classification for the three and six months ended June 30, 2020 and 2019:

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Research and development	$114	$160	$337	$285
Sales and marketing	44	65	172	128
General and administrative	495	634	948	1,387
Total	$653	$859	$1,457	$1,800

Note 12 – Restructuring

In March 2020, the Company adopted the 2020 Plan in response to the ongoing disruptions from the COVID-19 outbreak, and to better align its cost structure with the resources required to more efficiently and effectively execute on its commercial strategy of creating a strong foundation in the market by establishing national and regional hospital networks as Pure Vu reference centers. Most significantly, the 2020 Plan resulted in the reduction of the Company’s overall headcount by approximately 50%, including a significant reduction of the Company’s commercial team in the US, the implementation of tighter expense controls, and the termination of the lease of the Company’s planned corporate office facility in Norwood, Massachusetts. These activities were initiated in the first quarter of 2020, with the majority of activity completed in the second quarter of 2020.

During the three and six months ended June 30, 2020, the Company recorded charges of $0 and $624, respectively, related to the 2020 Plan. Of that amount, the Company paid $437 during the second quarter of 2020. The Company paid $170 and recorded non-cash charges of $9 during the first quarter of 2020. The Company expects to pay the remaining $8 in the third quarter of 2020.

The outstanding restructuring liabilities are included in accounts payable and accrued expenses on the condensed consolidated balance sheet. As of June 30, 2020, the components of the liabilities were as follows:

	Employee Severance and Other Benefits (1)	Lease Termination and Other (2)	Total
Balance as of January 1, 2020	$-	$-	$-
Restructuring expenses	445	179	624
Cash payments	(437)	(170)	(607)
Non-cash charges		(9)	(9)
Liability included in accounts payable and accrued expenses at June 30, 2020	$8	$-	$8

(1)	Employee severance and other benefits expenses were included in sales and marketing expense and research and developments expense in the statements of comprehensive loss.

(2)	Lease termination and other consists of lease termination fees and fixed asset impairments. Lease termination was included in general and administrative expenses in the statement of comprehensive loss and fixed asset impairments were included in general and administrative expenses and research and development expenses in the statement of comprehensive loss.

Note 13 – Subsequent Events

On July 10, 2020, the non-employee members of the Board of Directors were granted an aggregate of 44,600 shares of Common Stock as compensation, in lieu of cash compensation, for service as directors during the second quarter of 2020, pursuant to the Company’s non-employee director compensation policy. The Company recorded $56 in accrued expenses as of June 30, 2020, in relation to the services rendered.

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

Overview

We have developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”). In June 2019, the 510(k) premarket notification for the second-generation of the Pure-Vu System was reviewed and cleared by the FDA. The second-generation of our Pure-Vu System has received CE Mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. We believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a Medicare Severity Diagnostic Related Group (a “MS-DRG”), comprising approximately 1.5 million annual inpatient colonoscopy procedures in the U.S. and approximately 3.8 million annual inpatient colonoscopy procedures worldwide. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. We began commercialization in October 2019, with the first commercial placements of our second generation Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals. We do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Recent Developments

Due to the recent outbreak around the world of the highly transmissible and pathogenic coronavirus COVID-19, the extent and duration of which is difficult to predict, our sales efforts with targeted early adopter hospitals continue to be disrupted.  Projecting when new technology evaluations and non-critical hospital procedures will normalize is challenging, and the ability of hospital systems to make capital investments in new medical technologies remains impacted.  In addition to sales disruptions, we have also experienced changes with our suppliers, as well as with research & development, and clinical program activities.

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

At this date, we cannot predict the full impact of the COVID-19 outbreak on our financial results and operations and we are continuing to analyze the situation. We have been encouraged by an increase in GI procedural volume in certain parts of the United States where the prevalence of COVID-19 has lessened. We intend to continue to be nimble in our commercial approach and explore all options with respect to how we can best minimize the negative impact of COVID-19 on our business.

In an effort to manage the lack of in-person access to U.S. hospitals as a result of the pandemic, in June 2020, we officially launched the Motus GI mobile app that provides end-users with on-demand access to a full spectrum of Pure-Vu System support and educational resources. This new mobile interface provides Pure-Vu System users instant access to on-demand video support and training resources, including demo and intra-procedural videos, live set-up tutorials, and case studies. The app can be customized to individual hospitals, enabling the administration and healthcare teams to share and track protocols and upload external materials specific to their respective endoscopy department. It is available to all Pure-Vu System users via the ‘imsmart’ umbrella in the App store. This new mobile solution is a part of a larger effort to diversify and digitize much of the go-to-market content for the Pure-Vu System, which is being adopted by a growing number of U.S. hospitals.

Financial Operations Overview

We are a development stage company and have not generated significant revenues from the sale of products. We have never been profitable and our accumulated deficit as of June 30, 2020 was $95.4 million. Our net loss for the six months ended June 30, 2020 was $10.9 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities to commercialize and market the Pure-Vu System. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Furthermore, the extent of the impact and effects of the recent outbreak of the coronavirus COVID-19 on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, production delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for our second generation system is impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

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

Most significantly, the 2020 Plan resulted in the reduction of our overall headcount by approximately 50%, including a significant reduction of our commercial team in the US, the implementation of tighter expense controls, and the termination of the lease of our planned corporate office facility in Norwood, Massachusetts. These activities were initiated in the first quarter of 2020, with the majority of activity completed in the second quarter of 2020. During the six months ended June 30, 2020, we recorded charges of $0.6 million, related to the 2020 Plan. Of that amount, we paid, $0.4 million in severance and employee related costs, during the second quarter of 2020. We paid $0.2 million in termination fees of the lease of our planned corporate facility and recorded non-cash charges of $9.0 thousand during the first quarter of 2020. We expect to pay the remaining $8.0 thousand in severance and employee related costs in the third quarter of 2020.

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

During the three and six months ended June 30, 2020, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

Revenue

As of June 30, 2020, as part of our limited launch, we have generated minimal revenue from the sales of products. We do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Revenue totaled $1.0 thousand for the three months ended June 30, 2020, compared to $4.0 thousand for the three months ended June 30, 2019.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2020 totaled $10.0 thousand, compared to $2.0 thousand for the three months ended June 30, 2019. The increase of $8.0 thousand was primarily attributable to the cost of our second-generation system disposable evaluation units in the amount of $8.0 thousand.

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

Research and development expenses for the three months ended June 30, 2020 totaled $1.3 million, compared to $2.1 million for the three months ended June 30, 2019. The decrease of $0.8 million was primarily attributable to decreases of $0.2 million in material costs, $0.5 million in salaries and other personnel related costs and professional services, and $0.1 million in travel, as we shifted our focus to expanding our commercialization efforts for the Pure-Vu System.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the three months ended June 30, 2020 totaled $0.6 million, compared to $1.2 million for the three months ended June 30, 2019. The decrease of $0.6 million was primarily attributable to decreases of $0.5 million in salaries and other personnel related cost and professional services and $0.1 million in tradeshow and promotional items, as we implemented our 2020 cost reduction strategy.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the three months ended June 30, 2020 totaled $2.4 million, compared to $2.4 million for the three months ended June 30, 2019.

Other Income and Expenses

Other expense, net for the three months ended June 30, 2020 totaled $190.0 thousand compared to other expense, net of $34.0 thousand for the three months ended June 30, 2019. The increase of $156.0 thousand in other expense, net was primarily attributable to a change from finance income to finance expense of $178.0 thousand, offset by a change from foreign currency loss to foreign currency income of $12.0 thousand, and a decrease of $10.0 thousand on the change in estimated fair value of contingent royalty obligation.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenue

As of June 30, 2020, as part of our limited launch, we have generated minimal revenue from the sales of products. We do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Revenue totaled $29.0 thousand for the six months ended June 30, 2020, compared to $5.0 thousand for the six months ended June 30, 2019. The increase of $24.0 thousand was primarily attributable to the sales of our second-generation system disposables compared to the same period in 2019.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2020 totaled $40.0 thousand, compared to $3.0 thousand for the six months ended June 30, 2019. The increase of $37.0 thousand was primarily attributable to the cost of our second generation system disposable evaluation and commercial units in the amount of $36.0 thousand as a result of the sales of our second-generation system disposables and the expense of royalties to the IIA in the amount of $1.0 thousand.

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

Research and development expenses for the six months ended June 30, 2020 totaled $3.2 million, compared to $4.5 million for the six months ended June 30, 2019. The decrease of $1.3 million was primarily attributable to decreases of $0.6 million in material costs, $0.2 million in clinical costs, and $0.6 million in salaries and other personnel related costs and professional services, partially offset by an increase of $0.1 million in share-based compensation, as we shifted our focus to expanding our commercialization efforts for the Pure-Vu System.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the six months ended June 30, 2020 totaled $2.4 million, compared to $2.3 million for the six months ended June 30, 2019. The increase of $0.1 million was primarily attributable to increases of $0.4 million in salaries and other personnel related cost to support our commercialization efforts of the Pure-Vu System and $0.1 million in demonstration product, partially offset by a decrease of $0.3 million in professional services and $0.1 million in travel and training product.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the six months ended June 30, 2020 totaled $5.3 million, compared to $5.2 million for the six months ended June 30, 2019. The increase of $0.1 million was primarily attributable to increases of $0.4 million in salaries and other personnel related costs, $0.1 million in lease termination fees, partially offset with $0.4 million decrease in share-based compensation.

Other Income and Expenses

Other income, net for the six months ended June 30, 2020 totaled $11.0 thousand compared to $51.0 thousand for the six months ended June 30, 2019. The decrease of $40.0 thousand in other income, net was primarily attributable to a change from income to expense in finance income (expense), net and foreign currency loss of $344.0 thousand, and a gain of $304.0 thousand on the change in estimated fair value of contingent royalty obligation.

Liquidity and Capital Resources

To date, we have generated minimal revenues, experienced negative operating cash flows and have incurred substantial operating losses from our activities. We expect to continue to fund our operations primarily through utilization of our current financial resources, future product sales, and through the issuance of debt or equity. As of June 30, 2020, our accumulated deficit was $95.4 million. Such conditions raise substantial doubts about our ability to continue as a going concern.

In December 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) for $8.0 million with Silicon Valley Bank (the “Bank” or “SVB”) which was amended in April 2020. Under the terms of the Loan Agreement we must maintain unrestricted cash in accounts held at SVB of at least $10.0 million (the “Liquidity Covenant”). We will need to raise additional capital or generate substantial revenue in order to ensure compliance with the Liquidity Covenant to support our development and commercialization efforts. If adequate funds are not available to us on a timely basis, or at all, we may breach the Liquidity Covenant, in which case, we would be required to immediately pledge to the bank and thereafter maintain in a separate account, unrestricted and unencumbered cash in an amount equal to the amount then outstanding under the Loan Agreement.

Since March 2020, we have been evaluating the actual and potential business impacts related to the COVID-19 pandemic. While the full impact of the pandemic continues to evolve, the financial markets have been subject to significant volatility that adversely impacts our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, mobility restraints, and changing priorities could also affect our ability to enter into key agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.

While expected to be temporary, these disruptions will negatively impact our sales, results of operations, financial condition, and liquidity in 2020.

Our ability to continue as a going concern depends on our ability to execute our business plan, increase revenue and reduce expenditures. At first quarter end, we adopted the 2020 Plan in response to the ongoing disruptions from the COVID-19 outbreak, and to better align our cost structure with the resources required to more efficiently and effectively execute on our commercial strategy of creating a strong foundation in the market by establishing national and regional hospital networks as Pure Vu reference centers. Most significantly, the 2020 Plan resulted in the reduction of our overall headcount by 50%, including a significant reduction of our commercial team in the US, the implementation of tighter expense controls, and the termination of the lease of our planned corporate office facility in Norwood, Massachusetts. These activities were initiated in the first quarter of 2020, with the majority of activity completed in the second quarter of 2020.

As of June 30, 2020, we had total current assets of $19.5 million and total current liabilities of $10.3 million resulting in working capital of $9.2 million. Net cash used in operating activities for the six months ended June 30, 2020 was $11.3 million, which includes a net loss of $10.9 million, offset by non-cash expenses principally related to share based compensation expense of $1.5 million, depreciation and amortization of $0.2 million, offset by the gain on the change in estimated fair value of contingent royalty obligation of $0.2 million, and offset by changes in net working capital items principally related to the increase in prepaid expenses and other current assets of $0.7 million, the increase in accounts payable and accrued expenses of $1.0 million, and an increase in inventory of $0.3 million.

Net cash provided by investing activities for the six months ended June 30, 2020 totaled $8.0 million principally related to the proceeds from available-for-sale securities of $8.2 million, offset by the purchase of fixed assets of $0.2 million.

Net cash used in financing activities for the six months ended June 30, 2020 totaled $34.0 thousand related to $34.0 thousand in financing fees related to debt financing.

As of June 30, 2020, we had cash and cash equivalents of $17.1 million. We will need to raise significant additional capital to continue to fund operations and to maintain the Liquidity Covenant. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

Shelf Registration Statement

On March 26, 2019, we filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective on April 24, 2019, that allows us to offer, issue and sell up to a maximum aggregate offering price of $75.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. As of June 30, 2020, we have sold $21.9 million of securities under our shelf registration statement. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on June 30, 2020 except as noted below.

If we fail to maintain compliance with the requirements of The Nasdaq Capital Market for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on The Nasdaq Capital Market. There can be no assurance that we will be able to continue to maintain compliance with the Nasdaq continued listing requirements, and if we are unable to maintain compliance with the continued listing requirements, including the Minimum Bid Price Requirement set for in Nasdaq Listing Rule 5550(a)(2), our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

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

The continued impact resulting from the COVID-19 outbreak where we and our business partners have operations, or the perception that such an outbreak could occur, and the measures taken by our business partners, including restrictions with respect to business or hospital procedures, restrictions with respect to our access to our business partners, and/or restrictions imposed by the regulatory bodies or governments of countries or regions affected, could adversely affect our business, financial condition, revenues, and results of operations.

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

Any serious disruption with our suppliers or customers due to such outbreaks could impair our ability to meet and/or generate demand for our product, which may negatively impact our revenue, financial condition and commercial operations. Such outbreaks could also result in delays in or the suspension of our business partners manufacturing operations, which we have already experienced as a result of the COVID-19 outbreak, including the loss of our contract manufacturing relationship with RMS Company, the contract manufacturer who manufactured the loading fixture for our Pure-Vu System, our research and product development activities, which we have begun to scale back as a result of the impact of COVID-19 on our business, our regulatory work streams, our clinical studies, which we have already experienced as a result of the COVID-19 outbreak, including that we will no longer pursue the RESCUE study, and other important commercial functions.

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

In addition to the risks identified above, we may face the risk of a resurgence of an outbreak, including a resurgence of the ongoing COVID-19 outbreak, in locations where we and our business partners have operations that were initially showing signs of improvement from such outbreak. Such resurgence may result in the recurrence of each of the risks and restrictions identified above, as well as new or unforeseen risks or restrictions imposed by our business partners, including with respect to our business partners operations or procedures and/or our access to such business partners, or imposed by the regulatory bodies and/or governments of countries or regions affected, all of which could adversely affect our business, financial condition, revenues, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Form 10-Q, or such period as described below, we issued the following unregistered securities:

In June 2020, we entered into a services agreement pursuant to which we issued warrants on June 11, 2020 to purchase 50,000 shares of our common stock (the “June 2020 Warrants”). 50,000 of the granted warrants are exercisable at a price equal to $1.17 per share of common stock. The June 2020 Warrants immediately vested on the date of issuance. The June 2020 Warrants were issued on substantially the same form as our Form of November 2018 Consultant Warrant, filed as Exhibit 4.4 of our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018, and incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

10.1	Deferral Agreement, dated as of April 10, 2020, effective as of April 2, 2020, between Silicon Valley Bank, Motus GI Holdings, Inc. and Motus GI, Inc.	8-K	001-38389	10.1	4/13/2020

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.1	XBRL Instance Document.					X

101.2	XBRL Taxonomy Extension Schema Document.					X

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.4	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.5	XBRL Taxonomy Extension Label Linkbase Document.					X

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Motus GI Holdings, Inc.

Date: August 11, 2020	By:	/s/ Timothy P. Moran
	Name:	Timothy P. Moran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)