Form 10-K
period 2020-12-31
Motus GI Holdings, Inc.
filed 2021-03-16
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $34,315,900 based on the closing price of the registrant’s Common Stock on June 30, 2020.

The number of shares outstanding of the registrant’s Common Stock, par value of $0.0001 per share, as of March 11, 2021 was 46,748,113.

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

Overview

We have developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”). In June 2019, the 510(k) premarket notification for the second-generation of the Pure-Vu System was reviewed and cleared by the FDA. The second-generation of our Pure-Vu System has received CE Mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. We believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a Medicare Severity Diagnostic Related Group (a “MS-DRG”). Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we estimate that during 2021 approximately 1.5 million inpatient colonoscopy procedures will be performed in the U.S. and approximately 4.8 million inpatient colonoscopy procedures will be performed worldwide. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. We began commercialization in the fourth quarter of 2019, with the first commercial placements of our second generation Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals. We do not expect to generate significant revenue from product sales until the COVID-19 pandemic has subsided and we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Recent Developments

Due to the recent outbreak around the world of the highly transmissible and pathogenic coronavirus COVID-19, the extent and duration of which is difficult to predict, our sales efforts with targeted early adopter hospitals continue to be disrupted. This disruption is specifically related to our limited on-site access at hospital accounts, an overall reduction in GI procedures, and physician and clinician time primarily being focused on care for COVID-19 patients. This has presented a temporary slow-down in commercial activities, but we expect a recovery as broader vaccination occurs in particular with front-line healthcare workers. Projecting when new technology evaluations and non-critical hospital procedures will normalize is challenging, and the ability of hospital systems to make capital investments in new medical technologies remains impacted. In addition to sales disruptions, we have also experienced an overall slowdown in clinical program activities.

We completed the move of the manufacturing of our loading fixture from RMS Company to Sanmina Corporation during 2020. As part of the move, we also incorporated some enhancements in the loading fixture based on feedback from the initial launch of our second-generation of the Pure-Vu System that can further reduce the time of setup. Over time, this switch has the potential to improve our overall efficiency as the Workstation component of our Pure-Vu System is already being manufactured by Sanmina Corporation.

Due to nationwide COVID-19 lockdowns in Israel, our research & development activity were disrupted in the second quarter of 2020 and early part of the third quarter of 2020, but we are now moving forward at a steady pace. In our Israeli innovation center, we are using a flexible in office work plan to reduce the risk of future work disruption should any employee contract the virus. To date we have had no issues in our facility.

Our clinical research efforts are focused on critical patient populations such as acute lower GI bleeds, where time to a successful colonoscopy can be clinically impactful. We are working with a major hospital system on a study that has recently received IRB approval focused on rapid examination of significant lower GI bleed patients. In this study the patients will not ingest any purgative based preparation and only receive two tap water enemas prior to the procedure.

At this date, we cannot fully predict the impact of the COVID-19 outbreak on our financial results and operations and we continue to closely monitor the situation. We have been encouraged by an increase in GI procedural volume, as well as an uptake in hospital access and physician availability in certain parts of the United States where the prevalence of COVID-19 has lessened. We intend to continue to be nimble in our commercial approach and explore all options with respect to how we can best minimize the negative impact of COVID-19 on our business.

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

Market Overview

Colonoscopies are one of the most frequently performed medical procedures with over 20 million colonoscopies performed in the United States each year and close to 55 million worldwide, per 2019 iData Research Inc. Based on our review and analysis of this market data as well as 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we estimate that during 2021 approximately 1.5 million inpatient colonoscopy procedures in a hospital setting will be performed in the U.S. and approximately 4.8 million worldwide. A majority of total colonoscopies in the U.S. and worldwide are performed as outpatient procedures at an ambulatory endoscopy center and/or hospital outpatient departments. Some colonoscopies are performed to help diagnose and treat lower gastrointestinal (GI) bleeding, irritable bowel syndrome (IBS), inflammatory bowel disease (IBD), anemia or infection, with the bulk of procedures performed to detect and prevent colorectal cancer (CRC). CRC is the third most common cancer diagnosed in the U.S. with approximately 150,000 new cases anticipated to be diagnosed and more than 50,000 deaths anticipated in 2021, according to the American Cancer Society. According to the CDC (2018), approximately 31% of eligible patients are still not current with their CRC screening in the U.S. Over the past few decades, CRC has been demonstrated to be one of the most preventable cancers through the use of colonoscopies.

Despite the pervasiveness and effectiveness of colonoscopy, a key ongoing clinical challenge of the procedure is that patients are required to undergo a potent pre-procedure bowel preparation regimen to try to ensure that the colon is fully cleansed to enable clear visualization of the tissue. Successful bowel preparation is one of the most important factors in delivering a thorough, high quality exam and is well documented to have a direct impact on the adenoma detection rate (ADR), the rate of detecting pre-cancer anomalies in the colon tissue, which in turn predicts a decrease in CRC risk. An inadequately prepared colon can impact the diagnostic accuracy of the procedure and can lead to procedures having to be repeated earlier than the medical guidelines advise or can lead to failed procedures especially in the inpatient setting. Rescheduling the procedure is inconvenient to the patient (and many patients fail to come for their follow-up), creates inefficiencies in the provider’s workflow, and increases the length of hospital stay, each of which results in increased healthcare costs. The preparation regimen typically requires patients to be on a liquid diet for over 24 hours, drink up to four liters of a purgative, spend up to 12 hours prior to the exam periodically going to the bathroom to empty their bowels, and disrupting their daily activities, which could include missing work or other activities. The regimens can be highly disruptive and uncomfortable for many patients. In fact, approximately 57% of patients cite not wanting to take the bowel preparation as the number one deterrent for the procedure, as noted by Harwood et al., American Journal of Gastroenterology (2002). Further, it is estimated by HRA Healthcare Research & Analytics (2015) that approximately 23% of outpatients present with inadequately prepped colons, resulting in a number of colonoscopies that yield poor diagnostic accuracy or failed colonoscopies that must be repeated. For inpatients, this figure jumps to approximately 51% according to a recently published study by the Cleveland Clinic. It has also been reported that patients requiring frequent colonoscopies, such as CRC survivors and other surveillance patients, account for approximately 21% of the outpatient colonoscopies performed annually in the U.S., per Lieberman D.A. et.al., American Society for Gastrointestinal Endoscopy (2005).

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

An inpatient colonoscopy is generally more problematic than an outpatient procedure due primarily to poorer quality bowel prep, which can lead to lower rates of successful completion of the procedure and a higher frequency of repeat procedures. Inpatients are difficult to prep as exemplified by inadequate bowel prep rates. Published studies have found that the inpatient population experiences rates of insufficiently prepped colons at the time of colonoscopy as high as 55%. This has been shown to lead directly to significantly longer hospital stays and other additional costs due to the need for repeated preps, repeated colonoscopies and additional diagnostic procedures. This is exemplified in a recently published study by the Cleveland Clinic that showed an inadequate preparation rate of 51% in the study population of 8,819 inpatients. The study noted that the 51% of the study population that were inadequately prepped stayed one day extra in the hospital compared to patients with adequate preparation. Another study, from Northwestern University Hospital System, showed an average hospital stay extension of two days and cost increase of as much as $8,000 per patient as a result of challenges associated with bowel preparation. We believe the Pure-Vu System may improve outcomes and lower costs for hospitals by potentially reducing the time to a successful colonoscopy, minimizing delayed and incomplete procedures, and improving the quality of an exam.

Our Pure-Vu Solution

Our system consists of a workstation controller and a single-use, disposable sleeve that fits over most standard and slim colonoscopes. Together with the colonoscope, the Pure-Vu System performs rapid, effective and efficient intra-procedural cleaning without compromising procedural workflow and techniques. The over-sleeve has an umbilical section that connects the disposable over-sleeve to the workstation. The over-sleeve is treated with a hydrophilic lubricious coating that reduces friction and allows for smooth advancement through the colon. The workstation, through a series of peristaltic pumps activated by foot pedals, delivers an irrigation medium of air and water that creates a pulsed vortex inside the colon to break up fecal matter while simultaneously evacuating the colon content into waste receptacles already used in a standard colonoscopy procedure. The proprietary smart sense suction (evacuation) system in the device has sensors built in that can detect the formation of a blockage and automatically clear it allowing the physician to remove significant debris from the patient. We received special 510(k) clearance from the FDA in the fourth quarter of 2017 for our first generation Pure-Vu System to adjust our labeling to simplify the process of removing the Pure-Vu System from a colonoscope and to support minor enhancements to the manufacturing of the system. The Pure-Vu System has been clinically demonstrated to be capable of cleaning poorly prepared colons in minutes. We are building an extensive intellectual property portfolio designed to protect key aspects of the system, including the pulsed vortex irrigation and auto-purge functions.

In June 2019, the 510(k) premarket notification for the second-generation (“Gen 2”) of the Pure-Vu System was reviewed and cleared by the FDA. We received the initial approval to affix the CE Mark to the Gen 2 Pure-Vu System in March 2020 and obtained an additional approval with all the latest upgrades in January 2021.

The Gen 2 Pure-Vu System includes two versions of the oversleeve for compatibility with both standard and slim colonoscopes. The Gen 2 Pure-Vu System has also been designed to improve the mobility and logistics in the setup of the system and retains all the same functionality as the first generation of the Pure-Vu System in terms of how it cleanses the colon. The Gen 2 Pure-Vu System Workstation has a reduced footprint and is mounted on a roll stand to allow nursing staff to easily move the Gen 2 Pure-Vu System to different procedure rooms or to the ICU as needed. The Gen 2 Pure-Vu System also has improvements that reduce the number of steps to set up the system and simplifies the loading process onto the colonoscope.

Pre-Clinical and Clinical Data & Safety

The Pure-Vu System has been studied in multiple clinical trials in patients receiving a reduced prep regime as well as a trial focused on the inpatient population. The Pure-Vu System was used in two multi-center clinical studies in the EU and Israel, and also a single center study in the US. The first study involved 49 patients and was completed in the second quarter of 2016. The second study was completed in June 2017 and involved 46 patients. Patients in these studies had a restricted diet for 18-24 hours and received a split dose of 20mg of over-the-counter Dulcolax® (bisocodyl). Patients did not take any liquid purgative traditionally prescribed for bowel preparation. The clinical data showing performance of the Pure-Vu System in these studies using the BBPS, is shown below. The clinical results from the 2016 study were presented at the United European Gastroenterology Week (“UEGW”) in October 2016. The clinical results from the 2017 study were presented at the UEGW in October 2017, showing similar results, as shown below. This study has recently been published in Endoscopy one of the top peer reviewed journals in the EU.

The third clinical study in the outpatient setting was presented at the American College of Gastroenterology (“ACG”) Annual Meeting in October 2018. This study was performed in the United States and showed that the Pure-Vu System demonstrated safe and effective colonic cleaning in the per protocol analysis of 46 patients receiving a reduced prep regimen. The study was initially designed to compare two different minimal bowel preparation regimens. Initially patients were randomized to receive one of two minimal bowel preparations: three doses of 17 gr. MiraLAX each mixed in 8.5 oz. of clear liquids or two doses of 7.5 oz. magnesium citrate (MgC) each taken with 19.5 oz. of clear liquid. A study amendment early on replaced the MiraLAX arm, due to obvious inferior Boston Bowel Preparation Scale (“BBPS”), a validated assessment instrument, scoring from the outset. The replacement arm consisted of two doses of 5 oz. MgC taken with 16 oz. of clear liquid. All patients were allowed to eat a low residue diet on the day prior and were asked to avoid seeds and nuts for five days prior to their procedure. Study objectives evaluated for each study arm included: (1) improvement of colon cleansing from presentation baseline to completion of the procedure (as assessed by the BBPS) through the use of the Pure-Vu System, (2) time required to reach the cecum, (3) total procedure time, and (4) safety. No significant differences were found between the three groups with regard to demographics or indication for colonoscopy. No serious adverse events related to the device were reported. The use of the Pure-Vu System enabled successful intraprocedural cleansing of the colon and ensured successful completion of all colonoscopies performed (100% success rate). Although there were only 46 patients in the study, there was a highly significant difference in the study population (p value <0.0001) between the baseline preparation and that seen post cleansing with the Pure-Vu System. The use of the Pure-Vu System added some time to the procedure, but the total procedure time was approximately 25 minutes in this study.

The chart below shows the outcome of the primary endpoint using the BBPS both pre and post use of the Pure-Vu System in a side by side fashion. It can be seen from the data that the high cleansing level achieved with the Pure-Vu System is consistent across the various studies.

REDUCE Study

At the Digestive Disease Week (DDW) conference in May of 2019 the results of the REDUCE study (“Reliable Endoscopic Diagnosis Utilizing Cleansing Enhancement”), a multi-center inpatient prospective trial designed to evaluate Pure-Vu System’s ability to consistently and reliably improve bowel preparation to facilitate a successful colonoscopy in a timely manner in patients who were indicated for a diagnostic colonoscopy, was presented. The study enrolled 95 hospitalized patients on schedule regardless of their level of pre-procedural bowel preparation. The primary endpoint for the study was improvement of bowel preparation from baseline to post procedure as assessed by the Boston Bowel Preparation Scale (“BBPS”), which assesses the cleanliness of the each of the three segments of the colon on a 0 to 3 scale and requires a minimum score of 2 or better per segment to be considered adequately prepped.

For inpatients that received the Pure-Vu System, adequate bowel preparation improved from a baseline of 38% to 96% in segments evaluated. The analysis from the REDUCE study showed statistically significant improvement in every segment of the colon after Pure-Vu System use. The per segment BBPS improved from an average baseline of 1.74, 1.74 and 1.5 to 2.89, 2.91 and 2.86 respectively with a statistically significant p value of ..001 for all three segments of the colon. The primary indication for patients enrolled in the study (68%) was a GI bleed. Acute GI bleeds can lead to hemodynamic instability and is a critical population to treat in an urgent fashion. Physicians were able to achieve a successful clinical outcome in 98% of patients in the study.

Current Clinical Studies

Our current clinical research efforts are focused on critical patient populations such as acute lower GI bleeds, where time to a successful colonoscopy can be clinically impactful. We are working with a major hospital system on a study that has recently received IRB approval focused on rapid examination of significant lower GI bleed patients. In this study the patients will not ingest any purgative based preparation and only receive two tap water enemas prior to the procedure. We are also evaluating additional studies focused on critical populations in both the inpatient and outpatient markets. As an example, studying the ability of the Pure-Vu System to impact outpatients that have a history of poor preparation that cannot get a quality exam and have to come back on a shortened surveillance interval may be of interest.

Intellectual Property

Our IP position comprises a portfolio covering highly innovative technologies rooted in systems and methods for cleaning body cavities with or without the use of an endoscope. Currently we have twelve granted or allowed patents in the U.S., fourteen patents in Asia (Japan, China and Hong Kong), and seven patents in the EU, with patent protection until at least 2036. In addition, we have 24 pending patent applications in various regions of the world with a focus on the U.S., EU and Japan. We also have one Patent Cooperation Treaty (PCT) worldwide patent application pending which can lead to additional National Phase applications in the above jurisdictions. We have registered trademarks for Motus GI and for the Pure-Vu System in the US, EU and other international jurisdictions. We also have a pending trademark application in the US to MICRO-PREP.

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

Competition

We do not believe that there are currently any direct competitors in the market, nor any known competing medical device under development, using similar technology to our technology. Currently the major colonoscope manufacturers (i.e., Olympus Corp, Pentax Medical, Fujifilm Medical) as well as some smaller equipment manufacturers (i.e., Medivators, Erbe) sell a lesser powered irrigation pump that can pump fluid through the auxiliary water jet or working channel of a colonoscope. Potentially competitive is an intra-procedural device under development by Medjet Ltd. MedJet’s device goes through the working channel of a scope, is used mostly for spot cleaning a small amount of debris and does not have the capability to fully clean the colon of large amounts of fecal matter. The MedJet product also requires the physician to remove it from the working channel during the procedure if they need to remove significant debris, polyps or take a biopsy, impacting the workflow of the procedure. There is also a device under development by a company named OTTek Ltd. The device is called the FIOT (Flow in Over Tube). The tube is noted as being able to create a channel between the endoscope and the inside of the over tube to facilitate the removal of debris. The competitive products mentioned are not currently separately reimbursed by private or government payors. There are over ten different preparation regimens used prior to colonoscopy today. Some are prescription medications and others are over-the-counter. Typically, the over-the-counter regimens are not indicated for colonoscopy prep but for issues of motility, such as constipation, but are still widely prescribed by physicians for colonoscopy prep. Depending on the insurance a patient has, the prescription prep may be covered in part but many of them require the patient to pay out-of-pocket.

The medical device and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have indirect competitors in a number of sectors, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Currently, the colonoscopy market is dominated by Olympus Corp, who controls a majority of the market, with Pentax Medical and FujiFilm Medical taking most of the rest of the U.S. colonoscope market. Boston Scientific, Medtronic GI Solutions, Conmed Corporation, Cantel Medical, Ambu A/S, and other smaller players sell ancillary devices and accessories into the marketplace as well. These established competitors may invest heavily to quickly discover and develop novel devices that could make our Pure-Vu System obsolete or uneconomical. There are also capsule endoscopy systems such as the PillCamTM from Medtronic and the Endocapsule 10 from Olympus Corp. These systems, however, require at least the same level of prep as conventional colonoscopies, cannot remove polyps, and therefore, cannot be used to obtain biopsies to detect cancer, so may be less useful for colonoscopy as compared to visualization of the small bowel. Another visualization technique is the virtual colonoscopy, where a radiologist uses a CT scan to obtain 2D and 3D images of the colon. Virtual colonoscopies may require the same level of prep as conventional colonoscopies and if a polyp or abnormality is detected, the patient may still need to undergo a colonoscopy. Other screening tests for colon cancer specifically include fecal occult blood tests and DNA stool tests such as the Cologuard test from Exact Sciences. However, Cologuard is not a replacement for diagnostic colonoscopies or surveillance colonoscopies in high-risk individuals and has a lower specificity than standard colonoscopies. While none of these testing alternatives may ever fully replace the colonoscopy, over time, they may take market share away from conventional colonoscopies for specific purposes and may lower the potential market opportunity for us.

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

As of December 31, 2020, we had received grants from the IIA in the aggregate amount of $1.332 million, and had a contingent obligation to the IIA up to an aggregate amount of approximately $1.407 million (assuming no increase, per the IIA Regulations, as described below). As of December 31, 2020, we paid a minimal amount to the IIA. We may apply for additional IIA grants in the future. However, as the funds available for IIA grants out of the annual budget of the State of Israel are subject to the pre-approval of the IIA and have been reduced in the past and may be further reduced in the future, we cannot predict whether we will be entitled to – or approved for – any future grants, or the amounts of any such grants (if approved).

In exchange for these grants, we are required to pay royalties to the IIA of 4% (which may be increased under certain circumstances) from our revenues generated (in any fashion) from know-how developed using IIA grants, up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

The IIA Regulations also require that products developed with IIA grants be manufactured in Israel at a rate (scope) which will not be less than the rate of manufacturing and added value in Israel that were included in the relevant grant applications submitted to the IIA. Furthermore, the IIA Regulations require that the know-how resulting from research and development according to an IIA-approved plan, not being the product developed within the framework of such approved plan, and any right deriving therefrom may not be transferred outside of Israel (including by way of certain licenses), unless prior approval is received from the IIA. We received a general approval for such transfer. The transfer outside of Israel of manufacturing which is connected with the IIA-funded knowhow at a greater scope than the scope set forth in the general approval will result in a higher royalty repayment rate and may further result in increased royalties (up to three times the aggregate amount of the IIA grants plus interest thereon). In addition, the transfer outside of Israel of IIA-funded knowhow may trigger additional payments to the IIA (up to six times the aggregate amount of the IIA grants plus interest thereon). Even following the full repayment of any IIA grants, we must nevertheless continue to comply with the requirements of the IIA Regulations. The foregoing restrictions and requirements for payment may impair our ability to transfer or sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any IIA-funded know-how outside of Israel.

Furthermore, companies that receive IIA funding are generally required to ensure that all rights in the IIA-backed product are retained by them. This means that, generally, all know-how which is derived from the research and development conducted pursuant to an IIA approved plan, and every right derived from it, must be owned by the recipient of the IIA funding from the date such know-how is generated. Companies that receive IIA funding are further subject to reporting requirements and other technical requirements, which are intended to allow the IIA to ensure that the IIA Regulations are being complied with.

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

For additional information, see “Part I—Item 1A—Risk Factors—Risks Related to Our Operations in Israel.”

Manufacturing and Supply

We have established relationships with research facilities, contract manufacturing organizations, or CMOs, and our collaborators to manufacture and supply our product for our initial U.S. market launch targeting early adopter hospitals and for our broader commercialization. Currently, the workstation and loading fixture component of our Pure-Vu System is manufactured by Sanmina Corporation at their facilities in Israel. We may enter into formal supply agreements for the manufacture of the workstation component and loading fixture of our Pure-Vu System with Sanmina Corporation as we continue to establish higher volume capabilities and our commercialization efforts grow. The disposable portion of our Pure-Vu System is manufactured by Polyzen, Inc., at their facilities in North Carolina, U.S., pursuant to a supply agreement we entered into with Polyzen, Inc. in September 2017. A critical component supplier for the disposable manufactured by Polyzen, Inc. is EG Gilero, at their facilities in China. These manufacturing suppliers have extensive experience in medical devices and dealing with regulatory bodies. These suppliers have ISO 13485 approved quality systems. We have an agreement in place with a third party logistics provider in the U.S. who is ISO 13485 certified and specializes in medical devices and equipment. They provide warehousing, shipping and back office support to meet our commercial needs.

For additional information, see “Part I—Item 1—Business—Research and Development” above, and “Part I—Item 1A—Risk Factors—Risks Related to Our Operations in Israel.”

U.S. Market Entry Strategy

Our initial launch strategy in the United States is focused on the acute care hospital market. Our focus is on building clinical champions amongst key Gastroenterologists, and other GI and nursing floor leadership and staff. Additionally, we articulate the clinical and economic value of the Pure-Vu System technology to key members of hospital administration. After a pre-defined product evaluation period, we seek to work within the Value Analysis Committee approval process, currently utilized within most U.S. hospitals and integrated delivery networks (IDNs). Following successful implementation at the flagship location within an IDN, we then seek to gain further expansion of the Pure-Vu System within sister hospital locations. We support our customers with robust training on the effective use of our Pure-Vu System technology through our training and in-servicing programs.

In addition to working with a third-party logistics provider specializing in medical devices to provide front and back office support to successfully fulfill customer orders, our commercial organization has implemented a robust customer relationship management tool to track account progress and help provide accurate forecasting for operations. We anticipate the sales cycle to be in the range of six to twelve months. Our primary focus of the initial product launch is on gaining system placements in the acute care hospital market, driving utilization of our Pure-Vu System disposable sleeve, growing top line revenues and appropriately scaling the commercial organization.

Market Expansion Opportunities

Our resources are currently focused on the initial U.S. market launch targeting early adopter hospitals. However, we have identified several follow-on market expansion opportunities that are currently being evaluated, including the upper GI endoscopy and high medical need outpatient markets, as described below.

Upper GI Endoscopy Market

Upper GI bleeds occurred at a rate of approximately 400,000 cases per year in 2019 in the United States, according to iData Research Inc. The mortality rate of this condition can reach up to approximately 10%, as noted in Thad Wilkins, MD, et al., American Family Physician (2012).Removing adherent blood clots from the field of view is a significant need in allowing the physician the ability to find and treat the bleed. We believe the Pure-Vu System has the potential to be adapted and used during upper GI endoscopy procedures to remove clots and debris in order to provide a clear field of view for the endoscopist. This additional indication for the use of the Pure-Vu System would require a 510(k) clearance by the FDA.

High Medical Need Outpatient Market

The high medical need outpatient colonoscopy market presents a large potential commercial market opportunity for the Pure-Vu System. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., and estimates from HRA Healthcare Research & Analytics - Market Research, May 2015, we believe there are ~4.7M high medical need outpatient colonoscopies performed in the US each year and ~11.7M worldwide. These colonoscopy patients can often times have an inadequate preparation, which may lead to repeat procedures earlier than the medical guidelines suggest. We believe use of the Pure-Vu System has the potential to reduce the need for such repeat procedures if used in the high medical need outpatient colonoscopy market. We may seek to obtain reimbursement coverage for this market through exploration of programs with both private and public payers focused on new technology platforms.

Additionally, if we choose to explore either market, we may be able to leverage our existing hospital and physician relationships developed through our inpatient colonoscopy sales force to facilitate such expansion.

Strategic Partnerships

We intend to explore potential strategic relationships to accelerate and scale our US commercialization effort, and to initiate sales in the EU, Japan, China and other markets in the future.

Employees

As of December 31, 2020, we had 24 full time employees. All of our employees are engaged in administration, finance, clinical, research and development, engineering, regulatory or sales and marketing functions. We believe our relations with our employees are good. We anticipate that the number of employees will grow as we scale our commercial capabilities. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

Under Israeli law, we and our employees in Israel are subject to Israeli protective labor provisions governing certain matters such as the length of the workday, minimum wages for employees, annual leave, sick pay, determination of severance pay and advance notice of termination of employment, as well as the procedures for hiring and dismissing employees and equal opportunity and anti-discrimination laws. While none of our employees in Israel is party to any collective bargaining agreements, expansion orders issued by the Israeli Ministry of Economy and Industry may make certain industry-wide collective bargaining agreements applicable to us. These agreements affect matters such as the length of the workday and week, recuperation pay, travel expenses and pension rights. We have never experienced labor-related work stoppages and believe that our good and positive relationships with our employees are a significant part of our operations.

Israeli law generally requires the payment of severance pay by employers upon the retirement, death or dismissal of an employee. We fund our ongoing Israeli severance obligations by making monthly payments to the employees’ respective insurance policies. All of our current employees in Israel have agreed, as part of their employment agreements, that, upon termination of their employment, they will be entitled to receive only the amounts accrued in the insurance policies with respect to severance pay.

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

On May 26, 2021, the EU Medical Devices Regulation will become applicable which will repeal the EU Medical Devices Directive. Notified bodies will have to be accredited by the EU Member States’ accreditation bodies to conduct assessment procedures for medical devices. There are currently a relatively small number of notified bodies that have been accredited to conduct conformity assessment to the Regulation. This may delay our conformity assessment procedures in the future. The Medical Devices Regulation imposes a number of new requirements on manufacturers of medical devices. This may have also impact our activities in the EU, the EEA and the UK, the renewal of our existing CE Certificates of Conformity and conformity assessment related to future bodies.

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

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians, and third party payors will play a primary role in the recommendation and use of any products for which we obtain marketing approval. Our future arrangements with third party payors, healthcare providers and physicians will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any device for which we obtain marketing approval. In the United States, restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

●	The federal Anti-Kickback Statute (“AKS”) makes it illegal for any person, including a device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward, or in return for, the purchase, lease, recommendation, order, or arranging for the purchase, lease, or order, of any health care product or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. There are a number of statutory exceptions and regulatory safe harbors protecting from prosecution some common activities like discounts, or engaging health care professionals as speakers or consults; however, those exceptions and safe harbors are drawn narrowly, and there is no exception or safe harbor for many common business activities like educational grants or reimbursement support programs. In November 2020, the federal government finalized a regulation creating new safe harbors for, among other things, certain value-based arrangements and patient engagement tools, and that modifying and clarifying the scope of existing safe harbors for warranties and personal service agreements. The Biden Administration has temporarily paused implementation of the final rule. Whether the rule will go into effect and the impact of the regulation on our current or contemplated operations remains to be seen.

●	The federal civil False Claims Act imposes liability, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, knowingly making, using, or causing to be made or used a false statement or record material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus significant mandatory penalties per false claim or statement for violations for each separate false claim, and the potential for exclusion from participation in federal healthcare programs. Conduct that violates the False Claims Act also may implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute also are deemed false or fraudulent claims for purposes of the False Claims Act. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

●	The Health Insurance Portability and Accountability Act of 1996, Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations (collectively, “HIPAA”) imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA, as amended by the HITECH and its implementing regulations, also imposes certain obligations, including contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

●

HITECH also created new tiers of civil monetary penalties to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA privacy and security rules and seek attorneys’ fees and costs associated with pursuing federal civil actions.

On December 12, 2018, HHS issued a request for information (RFI) seeking input from the public on how the HIPAA regulations, and the Privacy Rule in particular, could be modified to amend existing, or impose additional, obligations relating to the processing of PHI. Subsequent to the RFI, on January 21, 2021, HHS published a notice of proposed rulemaking (NPRM) containing potential modifications to the Privacy Rule addressing standards that may impede the transition to value-based health care. The Company is monitoring the NPRM process. If modifications to the Privacy Rule are adopted, they may impact the Company’s compliance obligations under HIPAA

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information, which are applicable to “business associates”—certain persons or entities that create, receive, maintain or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity.

Further, the legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. Congress and state legislatures also have been considering and enacting new legislation relating to privacy and data protection. For example, on June 28, 2018, the California legislature passed the California Consumer Privacy Act (CCPA), which was effective January 1, 2020. The CCPA created new transparency requirements and granted California residents several new rights with regard their personal information. In addition, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. We implemented processes to manage compliance with the CCPA and continues to assess the impact of the CPRA, and other state legislation, on our business as additional information and guidance becomes available.

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

Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the US, decisions of the European Court of Justice have increased uncertainty around compliance with EU privacy law requirements. As a result of the decision in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner), it was no longer possible to rely on the safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the US. On February 29, 2016,, the European Commission announced an agreement with the United States Department of Commerce (DOC) to replace the invalidated Safe Harbor framework with a new EU-US “Privacy Shield.” However, on July 16, 2020, the European Court of Justice ruled the EU-US Privacy Shield to be an invalid data transfer mechanism, confirmed that the Model Clauses remain valid, and left unaddressed some issues regarding supplementary measures that may need to be taken to support transfers. As a result, organizations are no longer able to use the Privacy Shield framework to transfer personal data.

Adherence to the Privacy Shield is not, however, mandatory. US-based companies are permitted to rely on other authorized means and procedures to transfer personal data provided by the GDPR. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results.

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

For example, in March 2010, the Patient Protection and Affordable Care Act (the “Affordable Care Act”) was enacted. The Affordable Care Act has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly affected the health care industry. Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017, included a provision that eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under Section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. The implications of the Affordable Care Act, and efforts to repeal, replace, or otherwise modify, or invalidate, the Affordable Care Act or its implementing regulations, or portions thereof, or the political uncertainty surrounding any repeal, replacement, or other modification to the Affordable Care Act for our business and financial condition, if any, are not yet clear. We will continue to evaluate the effect that the Affordable Care Act as well as its possible repeal, replacement, modification, or invalidation, in whole or in part, has on our business.

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

Compliance with the FCPA is expensive and resource-intensive, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the medical device and pharmaceutical industries, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. In recent years, there has been a trend of increasing government investigations and litigations against companies operating in our industry, both in the United States and around the world. We may become involved in government investigations that arise in the ordinary course of our business.

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

Corporate and Available Information

We are a Delaware corporation formed in September 2016 under the name Eight-Ten Merger Corp. In November 2016, we changed our name to Motus GI Holdings, Inc. We are the parent company of Motus GI Medical Technologies Ltd., an Israeli corporation, and Motus GI, LLC (formerly Motus GI, Inc.), a Delaware limited liability company. Motus GI, Inc. was converted from a Corporation into a Limited Liability Company effective January 1, 2021.

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

Our financial statements as of December 31, 2020 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2020 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. We cannot assure you, however, that we will be able to achieve any of the foregoing. See Note 2 to our Consolidated Financial Statements for further details.

We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We expect to incur substantial expenses without corresponding revenues unless and until we expand our commercialization efforts. To date, as part of our initial U.S. market launch targeting early adopter hospitals, we have generated limited revenue from our Pure-Vu System, but we do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty. We expect to incur significant marketing expenses in the United States, Europe and elsewhere, and there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net loss for the years ended December 31, 2020 and December 31, 2019 was approximately $19.3 million and $23.1 million, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $103.7 million.

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

In December 2019, we entered into a Loan and Security Agreement with Silicon Valley Bank, as subsequently amended from time to time (the “Loan Agreement”). All obligations under the Loan Agreement are secured by a first priority lien and security interests in substantially all of our assets (excluding all of our intellectual property, which is subject to a negative pledge). The security interests in substantially all of our assets includes a stock pledge on not more than sixty-five percent of our equity interests in Motus GI Medical Technologies LTD, our direct wholly-owned subsidiary.

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

We are currently operating at a loss and expect our operating costs will increase significantly as we incur costs associated with commercialization activities related to our Pure-Vu System. The independent registered public accounting firm that audited our 2020 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. At December 31, 2020, we had a cash and cash equivalents balance of approximately $20.8 million.

We will need to raise additional capital or generate substantial revenue in order to ensure compliance with the liquidity covenant contained in our Loan Agreement with Silicon Valley Bank and to support our development and commercialization efforts. If adequate funds are not available to us on a timely basis, or at all, we may breach our liquidity covenant (the “Liquidity Covenant”) under the Loan Agreement, in which case, we would be required to immediately pledge to the bank and thereafter maintain in a separate account, unrestricted and unencumbered cash in an amount equal to the amount then outstanding under the Loan Agreement. Based on our current business plan, we believe our cash and cash equivalents balance as of December 31, 2020, will be sufficient to ensure compliance with the liquidity covenant under the Loan Agreement into the first quarter of 2022.

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

Effective on December 1, 2016, Motus GI Medical Technologies LTD, and the holders of all issued and outstanding shares of capital stock of Motus GI Medical Technologies LTD (the “LTD Stockholders”), entered into a share exchange agreement (the “Share Exchange Agreement”) with us. Pursuant to the terms of the Share Exchange Agreement, as a condition of and contemporaneously with the initial closing (the “Initial Closing”) of the 2017 Private Placement, the LTD Stockholders sold to us, and we acquired, all of the issued and outstanding shares of capital stock of Motus GI Medical Technologies LTD (the “Share Exchange Transaction”) and Motus GI Medical Technologies LTD became our direct wholly-owned subsidiary. As a result of the Share Exchange Transaction, our ability to utilize our federal net operating loss carryforwards and federal tax credits may be limited under Sections 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if an “ownership change,” as defined by Code Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically three years). In addition, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Code Section 382 limitations. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of net operating losses incurred in the 2018, 2019 and 2020 tax years, permitting net operating loss carrybacks and carryovers to offset 100% of taxable income for tax years beginning before 2021, and accelerating refunds for minimum tax credit carryforwards, among other provisions. Among other significant changes, the TCJA reduced the corporate federal income tax rate from 35% to 21%. The carryback of net operating losses under the CARES Act to pre-TCJA years will generate an income tax benefit due to the differential in income tax rates. During the year ended December 31, 2020, no material adjustments were made to provision amounts recorded as a result of the enactment of the CARES Act.

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

In the European Union and the European Economic Area (the “EU/EEA”), we will be required to inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned changes to our quality system or changes to our devices which could affect compliance with the essential requirements set forth in the EU Medical Devices Directive or the devices’ intended purpose or, from May 26, 2021, compliance with the Medical Device Regulation. Until May 26, 2021, the Notified Body will assess the changes in accordance with the Medical Device Directive and verify whether they affect the products’ conformity with the essential requirements set forth in the Directive or the conditions for the use of the device. If the assessment is favorable, the Notified Body will issue a new CE Certificate of Conformity or an addendum to the existing CE Certificate of Conformity attesting compliance with the essential requirements set forth in the Medical Devices Directive. If the assessment is not completed by May 26, 2021 we will be required to undertake the assessment procedure in accordance with the provisions of the Medical Devices Regulation. This may oblige us to undertake future clinical and technical procedures and provide information in addition to that provided to support conformity assessment under the Medical Devices Directive.

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

Our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors in any country. We intend to seek separate reimbursement through private or governmental third-party payors, however coverage and reimbursement may not be available for any product that we commercialize and, even if available, the level of reimbursement may not be satisfactory. The commercialization of our Pure-Vu System depends on prospective patients’ ability to cover the costs of the procedure, and/or physician/hospital willingness to subsidize all or some of the costs of the procedure. We believe that a substantial portion of individuals who are candidates for the use of the Pure-Vu System worldwide do not have the financial means to cover its cost. Moreover, healthcare providers may be reluctant to make the initial investment in the system. A general regional or worldwide economic downturn could negatively impact demand for our Pure-Vu System. In the event that medically eligible patients deem the costs of our procedure to be prohibitively high or consider alternative treatment options to be more affordable, or healthcare providers deem the cost of the system to be too high, our business, results of operations and financial condition would be negatively impacted.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

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

For example, in March 2010, the Affordable Care Act was enacted. The Affordable Care Act has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly affected the health care industry. Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017, included a provision that eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under Section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. The implications of the Affordable Care Act, and efforts to repeal, replace, or otherwise modify, or invalidate, the Affordable Care Act or its implementing regulations, or portions thereof, or the political uncertainty surrounding any repeal, replacement, or other modification to the Affordable Care Act for our business and financial condition, if any, are not yet clear. It is possible that the Affordable Care Act as well as its possible repeal, replacement, modification, or invalidation, in whole or in part, could negatively impact our business.

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

The failure to comply with anti-corruption laws could materially adversely affect our business and result in civil and/or criminal sanctions.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Because of the predominance of government-administered healthcare systems in many jurisdictions around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore potentially subject to such laws.

Global enforcement of anti-corruption laws has increased in recent years, including investigations and enforcement proceedings leading to assessment of significant fines and penalties against companies and individuals. Our international operations create a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors. We maintain policies and programs to implement safeguards to educate our employees and agents on these legal requirements, and to prevent and prohibit improper practices. However, existing safeguards and any future improvements may not always be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we could be held responsible. In addition, regulators could seek to hold us liable for conduct committed by companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, adversely affect our reputation and result in a material adverse effect on our business, results of operations, financial condition and cash flows.

Laws and regulations governing international business operations could adversely impact our business.

The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC), and the Bureau of Industry and Security at the U.S. Department of Commerce (BIS), administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business with or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures will prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.

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

We are a medical technology company with a limited operating history. We received clearance from the FDA, and CE Mark approval in Europe, for our first generation and second generation Pure-Vu System and began commercialization in fourth quarter of 2019, with the first commercial placements of our second generation Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals. We expect that sales of our Pure-Vu System will account for substantially all of our revenue for the foreseeable future. However, we have limited experience in selling our products and we may be unable to successfully commercialize our Pure-Vu System for a number of reasons, including:

●	market acceptance of our Pure-Vu System by physicians and patients will largely depend on our ability to demonstrate its relative safety, efficacy, cost-effectiveness and ease of use;

●	our inexperience in marketing, selling and distributing our products;

●	we may not have adequate financial or other resources to successfully commercialize our Pure-Vu System;

●	we may not be able to manufacture our Pure-Vu System in commercial quantities or at an acceptable cost;

●	the uncertainties associated with establishing and qualifying a manufacturing facility;

●	patients will not generally receive separate reimbursement from third-party payors for the use of our Pure-Vu System for colon cleansing, which may reduce widespread use of our Pure-Vu System;

●	the introduction and market acceptance of competing products and technologies;

●	rapid technological change may make our Pure-Vu System obsolete; and

●	our inability to project in the short term the hospital medical device environment considering the global pandemic and strains on hospital systems.

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

Our business, like that of most medical device companies, involves the receipt, storage and transmission of customer information and payment and reimbursement information, our employees, our suppliers and our Company. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees, business acquisitions, or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information and device security. Hardware or software applications developed by our business acquisitions may face risks associated with defects and vulnerabilities in their systems, or difficulties with the integration of the acquisitions into our information systems. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and our efforts may not be adequate to safeguard against all data security breaches, misuse of data or sabotage of our systems. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, employee, supplier or Company data, could result in additional significant costs, lost sales, fines, lawsuits and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. Further, many of our employees are working remotely in response to the COVID-19 pandemic and related government actions, which could expose us to greater risks related to cybersecurity and our information systems.

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

The IIA Regulations also require that products developed with IIA grants be manufactured in Israel at a rate (scope) which will not be less than the rate of manufacturing and added value in Israel that were included in the relevant grant applications submitted to the IIA. Furthermore, the IIA Regulations require that the know how resulting from research and development according to an IIA-approved plan, not being the product developed within the framework of such approved plan, and any right deriving therefrom may not be transferred outside of Israel (including by way of certain licenses), unless prior approval is received from the IIA. We received a general approval for such transfer. The transfer outside of Israel of manufacturing which is connected with the IIA-funded knowhow at a greater scope than the scope set forth in the general approval will result in a higher royalty repayment rate and may further result in increased royalties (up to three times the aggregate amount of the IIA grants plus interest thereon). In addition, the transfer outside of Israel of IIA-funded knowhow may trigger additional payments to the IIA (up to six times the aggregate amount of the IIA grants plus interest thereon). Even following the full repayment of any IIA grants, we must nevertheless continue to comply with the requirements of the IIA Regulations. The foregoing restrictions and requirements for payment may impair our ability to transfer or sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any IIA-funded know how outside of Israel.

Furthermore, companies that receive IIA funding are, generally required to ensure that all rights in the IIA-backed product are retained by them. This means that, generally, all knowhow which is derived from the research and development conducted pursuant to an IIA approved plan, and every right derived from it, must be owned by the recipient of the IIA funding from the date such knowhow is generated. Companies that receive IIA funding are further subject to reporting requirements and other technical requirements, which are intended to allow the IIA to ensure that the IIA Regulations are being complied with.

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

As of December 31, 2020, we had 24 full time employees. As our marketing and commercialization plans and strategies develop, we will need to expand the size of our employee and consultant base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize the Pure-Vu System and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

Our officers, directors, entities controlled by our officers and directors, and principal stockholders who beneficially own more than 5% of our Common Stock, in the aggregate, beneficially own shares representing approximately 20.25% of our outstanding capital stock as of February 18, 2021. As a result, such entities and individuals have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our company.

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

Our common stock is listed for trading on The Nasdaq Capital Market. There can be no assurance that we will be able to continue to maintain compliance with the Nasdaq continued listing requirements, and if we are unable to maintain compliance with the continued listing requirements, including the $1.00 Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5550(a)(2), our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In the past, we have received notification from Nasdaq that we failed to maintain the $1.00 Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5550(a)(2), however, we were able to regain compliance with the requirement but we may not be able to obtain such compliance in the future. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

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

Pursuant to the terms of the Royalty Payment Rights Certificates (as defined in “Part III—Item 13—Certain Relationships and Related Transactions, and Director Independence— Royalty Payment Rights Certificates - Related Party Participation”) which were issued in connection with the conversion of all of our outstanding shares of Series A Convertible Preferred Stock upon the consummation of our IPO, we may be required to make certain royalty payments. After we generate sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, in excess of $20 million since our inception, then we will be required to pay to the holders of our Royalty Payment Rights Certificates a royalty equal to (i) three percent (3%) of our net sales, if any, in any calendar year, subject to a royalty cap amount per calendar year of $30 million. Additionally, after we receive any proceeds from the licensing of the current and potential future versions of the Pure-Vu System in excess of $3.5 million since our inception, then we will be required to pay to the holders of the Royalty Payment Rights Certificates a royalty equal to 5% of our licensing proceeds, if any, in any calendar year, subject to a royalty cap amount per calendar year of $30 million. The royalties will be payable up to the later of (i) the latest expiration date for our current patents (which is currently May 2036), or (ii) the latest expiration date of any pending patents as of the date of the initial closing of the 2017 Private Placement that may be issued in the future.

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

Proper systems of internal controls over financial accounting and disclosure controls and procedures are critical to the operation of a public company. As we have a limited operating history, we only have 4 employees, and 2 contractors in our finance and accounting functions, which may result in a lack of segregation of duties and are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline. In addition, because of our status as an emerging growth company, our independent registered public accountants are not required to provide an attestation report as to our internal control over financial reporting for the foreseeable future.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will also be required to disclose changes made in our internal control and procedures on a quarterly basis.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we remain an emerging growth company, we are permitted and intend to take advantage of the exemptions contained in the JOBS Act, including that our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act. We will remain an “emerging growth company” for up to five years from the date of our initial public offering in February 2018, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30th before that time, we would cease to be an “emerging growth company” as of the following December 31st. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In the past, we have identified material weaknesses in our controls which we subsequently remediated. We cannot assure investors that we will not have other material weaknesses in our internal control over financial reporting in the future.

If we identify material weaknesses in our internal control over financial reporting in the future or if we are unable to successfully remediate the identified material weaknesses or, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or, if applicable, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Common Stock to decline, and we may be subject to investigation or sanctions by the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Our operations could also be disrupted by the obligations of some of our employees to perform military service. Some of our employees in Israel may be called upon to perform up to 54 days in each three year period (and in the case of military officers, up to 84 days in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession and rank up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists and it is possible that there will be similar large-scale military reserve duty call-ups in the future. Our operations could be disrupted by the absence of a significant number of employees related to military service, which could materially adversely affect our business and results of operations.

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

As of December 31, 2020, we had received grants from the IIA in the aggregate amount of $1.332 million, and had a contingent obligation to the IIA up to an aggregate amount of approximately $1.407 million (assuming no increase, per the IIA Regulations, as described below). As of December 31, 2020, we paid a minimal amount to the IIA. We may apply for additional IIA grants in the future. However, as the funds available for IIA grants out of the annual budget of the State of Israel are subject to the pre-approval of the IIA and have been reduced in the past and may be further reduced in the future, we cannot predict whether we will be entitled to – or approved for – any future grants, or the amounts of any such grants (if approved).

In exchange for these grants, we are required to pay royalties to the IIA of 4% (which may be increased under certain circumstances) from our revenues generated (in any fashion) from knowhow developed using IIA grants, up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

The IIA Regulations also require that products developed with IIA grants be manufactured in Israel at a rate (scope) which will not be less than the rate of manufacturing and added value in Israel that were included in the relevant grant applications submitted to the IIA. Furthermore, the IIA Regulations require that the know-how resulting from research and development according to an IIA-approved plan, not being the product developed within the framework of such approved plan, and any right deriving therefrom may not be transferred outside of Israel (including by way of certain licenses), unless prior approval is received from the IIA. We received a general approval for such transfer. The transfer outside of Israel of manufacturing which is connected with the IIA-funded knowhow at a greater scope than the scope set forth in the general approval will result in a higher royalty repayment rate and may further result in increased royalties (up to three times the aggregate amount of the IIA grants plus interest thereon). In addition, the transfer outside of Israel of IIA-funded know-how may trigger additional payments to the IIA (up to six times the aggregate amount of the IIA grants plus interest thereon). Even following the full repayment of any IIA grants, we must nevertheless continue to comply with the requirements of the IIA Regulations. The foregoing restrictions and requirements for payment may impair our ability to transfer or sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any IIA-funded know-how outside of Israel.

Furthermore, companies that receive IIA funding are generally required to ensure that all rights in the IIA-backed product are retained by them. This means that, generally, all know-how which is derived from the research and development conducted pursuant to an IIA approved plan, and every right derived from it, must be owned by the recipient of the IIA funding from the date such know-how is generated. Companies that receive IIA funding are further subject to reporting requirements and other technical requirements, which are intended to allow the IIA to ensure that the IIA Regulations are being complied with.

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

Motus GI Medical Technologies Ltd., our wholly owned subsidiary, is incorporated in Israel. Our Israeli experts reside in Israel, and substantially all of our technology and intellectual property assets are located in Israel. Therefore, a judgment obtained against us, or any of such persons, may not be collectible in the United States and may not be enforced by an Israeli court. It also may be difficult for you to affect service of process on such persons in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws on the grounds that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure would also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court.

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

On April 13, 2017, we entered into a lease for a facility in Fort Lauderdale, Florida, which we began occupying in October 2017. On December 20, 2017, we entered into a lease amendment upon remeasurement of the lease space. The facility currently consists of 4,554 square feet, which will increase to 6,496 square feet by the second year of the lease. The term will run for seven years and two months from September 2017. Annual base rent was amended to $159 thousand per year, subject to annual increases of 2.75%. This facility will be used for office space as well as laboratories for both quality assurance and product development. In January 2020, we entered into a license agreement with Orchestra BioMed, Inc., formerly a greater than 5% holder of our Common Stock, pursuant to which we granted a license to Orchestra BioMed, Inc. for the use of portions of the office space not being used by us in our leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which compromises approximately 35% of the Premises as of January 2020 and will expand incrementally to approximately 60 to 70% of the Premises by September 2024.

On March 11, 2020, we entered into a lease with 720 UNIVERSITY PROPERTY, LLC, a Delaware limited liability company (the “Landlord”) for a facility in Norwood, Massachusetts (the “Massachusetts Lease”), which we intended to begin to occupy on the date the Landlord substantially completed construction of the premises, which was expected to be on or about June 11, 2020. The facility consists of 7,684 square feet. The term was intended to run for six years and two months from the date we would have taken occupancy. Annual base rent ranged from approximately $198 thousand per year to approximately $244 thousand per year.

On March 30, 2020, we executed a Lease Termination Agreement with Landlord (the “Massachusetts Lease Termination Agreement”) to terminate the Massachusetts Lease effective as of March 30, 2020. A termination fee of $170,000 was paid to Landlord on March 30, 2020, in connection with the Massachusetts Lease Termination Agreement.

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

Holders of Record

As of February 18, 2021, we had approximately 159 holders of record of our Common Stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Overview

We have developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”). In June 2019, the 510(k) premarket notification for the second-generation of the Pure-Vu System was reviewed and cleared by the FDA. The second-generation of our Pure-Vu System has received CE Mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. We believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a Medicare Severity Diagnostic Related Group (a “MS-DRG”). Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we estimate that during 2021 approximately 1.5 million inpatient colonoscopy procedures will be performed in the U.S. and approximately 4.8 million inpatient colonoscopy procedures will be performed worldwide. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. We began commercialization in the fourth quarter of 2019, with the first commercial placements of our second generation Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals. We do not expect to generate significant revenue from product sales until the COVID-19 pandemic has subsided and we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Financial Operations Overview

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $19.3 million for the year ended December 31, 2020, and we expect to continue to incur net operating losses for the foreseeable future. As of December 31, 2020, we had $20.8 million in cash and cash equivalents and an accumulated deficit of $103.7 million. We expect our expenses to increase in connection with our ongoing activities to commercialize and market the Pure-Vu System. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Furthermore, the extent of the impact and effects of the recent outbreak of the coronavirus COVID-19 on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, production delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for our second generation system is impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase in connection with our ongoing activities, as we:

●	continue commercialization which began in the fourth quarter of 2019, with the first commercial placements of our Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals;

●	scale manufacturing with our contracted partners for both the workstation and disposable portions of the Pure-Vu System;

●	develop future generations of the Pure-Vu System to improve user interface, optimize handling and reduce the cost structure;

●	raise sufficient funds to effectuate our business plan, including commercialization activities related to our Pure-Vu System and our research and development activities, including clinical and regulatory development and the continued development and enhancement of our Pure-Vu System; and

●	operate as a public company.

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

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We generate revenue from the sale or lease of our Pure-Vu System Workstation (“Workstation”) and from the sale of our single-use disposable sleeves (“Disposables”), and related services, which are primarily support and maintenance services on our Workstations. See Note 3 for further discussion of revenue recognition.

Sales of our Workstation and Disposables are accounted for in accordance with ASC Topic 606 - Revenue from Contracts with Customers to depict the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled to. Revenue from the sale of a Workstation is recognized after a customer commits to purchase the Workstation and the Workstation is delivered, which is when title is transferred. Disposables are identified as a separate performance obligation, and therefore, revenue from the sale of Disposables is recognized when the Disposables are delivered to the customer and title is transferred.

For contracts outside the scope of ASC 606, we determine income for proposed supply arrangements with an embedded lease in accordance with ASC 842 and certain components of sales within the proposed supply arrangement in accordance with ASC 606. We allocate the transaction price to the performance obligations within the proposed supply arrangements using the total estimated purchases method for both (i) arrangements that contain minimum purchase commitments and (ii) those arrangements that do not contain a minimum purchase commitment, but instead offer a volume discount for purchases that exceed a specified tier.

Inventory

Inventory is accounted for at lower of cost and net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

Contingent Royalty Obligation

We estimate and record a contingent royalty obligation in relation to our royalty obligation, which is payable over the life of certain patents after certain conditions are met. Forecasted revenue over an expected life of the product is the largest driver of the estimated obligation, with other factors being growth rate, patent expiration assessments, and the discount rate. All these drivers are subject to a high degree of uncertainty which we determine at present based on a very limited-commercialized product.

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

Recent Accounting Pronouncements

Refer to Note 3, “Significant Accounting Policies and Basis of Presentation”, in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations

Comparison of Year Ended December 31, 2020 and 2019

Revenue

As of December 31, 2020, as part of our initial launch, we have generated a small amount of revenue from the sales of products. We do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Revenue totaled $98.0 thousand for the year ended December 31, 2020, compared to $107.0 thousand for the year ended December 31, 2019. The decrease of $9.0 thousand was largely driven by the impact of COVID-19 on the commercial launch of the Pure-Vu System in U.S. hospitals during 2020.

Cost of Revenue

Cost of revenue for the year ended December 31, 2020 totaled $496.0 thousand, compared to $136.0 thousand for the year ended December 31, 2019. The increase of $360.0 thousand was primarily attributable to the net increase of inventory reserves and obsolete inventory of $344.0 thousand, due to the lengthening of sales cycles and lower than anticipated sales volume in light of COVID-19, and an increase to the cost of our system disposable evaluation and commercial units of $16.0 thousand.

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

Research and development expenses for the year ended December 31, 2020 totaled $5.6 million, compared to $9.0 million for the year ended December 31, 2019. The decrease of $3.4 million was primarily attributable to decreases of $2.1 million in salaries and other personnel related costs, $0.9 million in material costs and clinical costs, $0.3 million in travel, and $0.1 million in share-based compensation as we shifted our focus to expanding our commercialization efforts for the Pure-Vu System.

Sales and Marketing

Sales and marketing expenses consist of costs primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the year ended December 31, 2020 totaled $3.5 million, compared to $4.9 million for the year ended December 31, 2019. The decrease of $1.4 million was primarily attributable to decreases of $1.0 million in salaries and other personnel related cost and professional services and $0.2 million in travel, and $0.2 million in promotional items as we implemented our 2020 cost reduction strategy.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the year ended December 31, 2020 totaled $9.6 million, compared to $9.5 million for the year ended December 31, 2019.

Other Income and Expenses

Other expense, net for the year ended December 31, 2020 totaled $0.2 million compared to other income, net of $0.4 million for the year ended December 31, 2019. The change of $0.6 million in other income and expenses, net was primarily attributable to a change of $0.7 million from finance income to finance expense offset by an increase of $0.1 million from the gain on the change in estimated fair value of contingent royalty obligation.

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

In December 2019, we entered into a Loan and Security Agreement, as subsequently amended from time to time (the “Loan Agreement”), for $8.0 million with Silicon Valley Bank (the “Bank” or “SVB”). Under the terms of the Loan Agreement we must maintain unrestricted cash in accounts held at SVB of at least $10.0 million (the “Liquidity Covenant”). We will need to raise additional capital or generate substantial revenue in order to ensure compliance with the Liquidity Covenant to support our development and commercialization efforts. If adequate funds are not available to us on a timely basis, or at all, we may breach the Liquidity Covenant, in which case, we would be required to immediately pledge to the bank and thereafter maintain in a separate account, unrestricted and unencumbered cash in an amount equal to the amount then outstanding under the Loan Agreement.

On September 1, 2020 we entered into a securities purchase agreement (the “Securities Purchase Agreement”) under which we sold and issued to an institutional investor (the “Holder”), in a registered direct offering, an aggregate of 3,200,000 shares of our common stock par value $0.0001 per share (the “Common Stock”), and pre-funded warrants to purchase an aggregate of 5,533,625 shares of Common Stock (the “Pre-Funded Warrants”). The offering price was $1.145 for each share of Common Stock and $1.144 for each Pre-Funded Warrant. The Pre-Funded Warrants were immediately exercisable at a price of $0.001 per share of Common Stock. Pursuant to the Securities Purchase Agreement, in a concurrent private placement, we also agreed to issue to the Holder warrants to purchase up to 8,733,625 shares of Common Stock (the “Private Placement Warrants”). These warrants were immediately exercisable at an exercise price of $1.30 per share and expire on the fifth anniversary of the date of issuance. In connection with the closing of the offering, we received gross proceeds of $10.0 million before deducting placement agent fees and other offering expenses of $0.8 million, from the issuance of the Common Stock, the Pre-Funded Warrants and the Private Placement Warrants.

On January 27, 2021, we entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the Holder, at which time 8,000,000 of the Private Placement Warrants remained outstanding, due to the prior exercise of 733,625 of the Private Placement Warrants on January 22, 2021. Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of its remaining outstanding 8,000,000 Private Placement Warrants for cash, we agreed to issue to the Holder, new warrants (the “New Warrants”) to purchase 0.75 shares of Common Stock for each share of Common Stock issued upon such exercise of the remaining 8,000,000 Private Placement Warrants pursuant to the Exercise Agreement, or an aggregate of 6,000,000 New Warrants. The terms of the New Warrants are substantially similar to those of the Private Placement Warrants, except that the New Warrants will have an exercise price of $2.12, will be immediately exercisable and will expire five years from the date of the Exercise Agreement. In addition, the Holder paid a cash payment of $0.10 for each New Warrant issued to the Holder, for an aggregate of $600,000 to the Company. We received aggregate gross proceeds before expenses of approximately $11.0 million from the exercise of all of the remaining 8,000,000 outstanding Private Placement Warrants held by the Holder and the payment of the purchase price for the New Warrants.

In connection with the Exercise Agreement, we entered into a financial advisory agreement (the “Letter Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which A.G.P. acted as exclusive financial advisor to us in this transaction and received a cash fee of $300,000 upon full cash exercise of the Private Placement Warrants. As additional compensation, A.G.P. will receive a cash fee equal to $200,000 upon the cash exercise in full of the New Warrants.

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

At the end of the first quarter of 2020, we adopted a cost reduction plan (the “2020 Plan”) in response to the ongoing disruptions from the COVID-19 outbreak, and to better align our cost structure with the resources required to more efficiently and effectively execute on our commercial strategy of creating a strong foundation in the market by establishing national and regional hospital networks as Pure Vu reference centers. Most significantly, the 2020 Plan resulted in the reduction of our overall headcount by 50%, including a significant reduction of our commercial team in the US, the implementation of tighter expense controls, and the termination of the lease of our planned corporate office facility in Norwood, Massachusetts. These activities were initiated in the first quarter of 2020, of which the majority were completed in the second quarter of 2020.

Our ability to continue as a going concern for the next twelve months from the issuance of our Annual Report on Form 10K, depends on our ability to execute our business plan, increase revenue and reduce expenditures. As of December 31, 2020, we had cash and cash equivalents of $20.8 million and an accumulated deficit of $103.7 million. We will need to raise significant additional capital to continue to fund operations and to maintain the Liquidity Covenant under our existing debt facility. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Cash Flows

The following table provides information regarding our cash flows for each of the periods below:

	Years Ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(16,993)	$(19,915)
Net cash provided by (used in) investing activities	8,115	(5,623)
Net cash provided by financing activities	9,169	28,016
Net increase in cash and cash equivalents	$291	$2,478

Operating Activities

During the year ended December 31, 2020, operating activities used $17.0 million of cash, due to our net loss of $19.3 million, offset by non-cash expenses principally related to share based compensation expense of $2.9 million, depreciation and amortization of $0.4 million, impairment of inventory of $0.4 million, issuance of common stock for board of directors’ compensation of $0.1 million, offset by the gain on the change in estimated fair value of contingent royalty obligation of $0.3 million, and offset by changes in net working capital items principally related to the decrease in inventory of $0.6 million, the decrease in accounts payable and accrued expenses of $0.5 million, and the increase in prepaid expenses and other current assets of $0.1 million.

During the year ended December 31, 2019, operating activities used $19.9 million of cash, due to our net loss of $23.1 million, offset by non-cash expenses of $3.7 million principally related to share based compensation expense of $3.2 million, depreciation and amortization of $0.2 million, the write-down of obsolete inventory of $0.1 million, and non-cash operating lease expense of $0.2 million partially offset by the gain on the change in estimated fair value of contingent royalty obligation of $0.1 million, and cash used by the change in net working capital items of $0.5 million principally related to the increase in inventory of $1.0 million and the decrease in operating lease liabilities of $0.2 million, partially offset by the increase in accounts payable and accrued expenses of 0.6 million and the decrease of prepaid and other current assets of $0.1 million.

Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $8.1 million, principally related to the proceeds from the sale of available-for-sale securities of $8.2 million, offset by the purchase of fixed assets of $0.1 million.

During the year ended December 31, 2019, net cash used in investing activities was $5.6 million, principally related to the purchase of available-for-sale securities of $9.6 million and the purchase of fixed assets of $0.5 million, offset with $4.5 million of proceeds from the sale of available for sale securities.

Financing Activities

During the year ended December 30, 2020, net cash provided by financing activities was $9.2 million, consisting primarily of the to $10.0 million in proceeds received from an offering, partially offset by $0.8 million paid for financing fees related to the equity financing.

During the year ended December 30, 2019, net cash provided by financing activities was $28.0 million, consisting primarily of the proceeds received from public offerings and the exercise of over-allotment options of $21.9 million, proceeds obtained from debt financing of $8.0 million, partially offset by $1.9 million paid for financing fees.

Shelf Registration Statement

On March 26, 2019, we filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective on April 24, 2019, that allows us to offer, issue and sell up to a maximum aggregate offering price of $75.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. As of December 31, 2020, we have sold approximately $31.8 million of securities under our shelf registration statement. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings.

Contractual Obligations and Commitments

For Operating Leases and Other Commitments

For further information, refer to Note 5 and Note 7 of the Notes to the Consolidated Financial Statements included in Pages F-15 through F-17 of this Annual Report of Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2020, we do not have any off-balance sheet arrangements, as defined under applicable SEC rules.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed pursuant to this Item 8 are found on pages F-1 through F-25.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we are an “emerging growth company,” and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Remediation of Material Weakness in Internal Control over Financial Reporting

As of December 31, 2020, we have remediated the previously reported material weakness in our internal control over financial reporting related to the operation of internal controls related to the accounting for non-routine complex transactions.

In connection with the review of our third quarter 2018 consolidated financial statements and the audit of our annual 2018 consolidated financial statements, we identified a material weakness in our internal control over financial reporting related to the accounting for non-routine complex transactions. The material weakness was initially identified when management did not appropriately identify the proper accounting treatment related to a contract that included contingent payments and stock awards owed to a non-employee. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. In light of the material weakness, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our CEO and CFO have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Annual Report on Form 10-K.

We began remediation efforts in the fourth quarter of 2018 for our accounting of non-routine complex transactions controls by engaging a new third-party firm with technical accounting expertise to review non-routine complex transactions on a prospective basis. We, in consultation with our Audit Committee, continue to evaluate our internal and external technical accounting resources to ensure they are appropriate for us and our needs. We have further evaluated our remediation activities to date, and in addition to utilizing third-party specialists, we have implemented additional controls related to contract evaluation. Additionally, there is a renewed emphasis on our process for initial identification of potential contracts and transactions that may be non-routine and complex during a reporting period, and then conducting the necessary procedures with the full internal accounting team and external consultants to review and research the proper guidance and approach toward the accounting, and documenting as such in a white paper or memo as needed. After redesigning and operating related controls during the third and fourth quarters of 2019, we completed a remediation test plan with our third-party internal control consulting firm. Based on the results of testing, Management concluded that controls associated with our remediation efforts were adequately designed as of December 31, 2019. However, we identified a lack of documentation in a fourth quarter 2019 technical accounting memo to support the depth and breadth of analysis performed by management and our third-party technical accounting specialists, and therefore we were unable to conclude that the controls associated with our remediation efforts were operating effectively at December 31, 2019. During 2020 we continued to implement the corrective actions described above and we completed a remediation test plan with our third-party internal control consulting firm. Based on the results of testing Management concluded that controls associated with our remediation efforts were operating effectively at the reasonable assurance level at December 31, 2020.

We believe these measures remediated the material weakness in internal control over financial reporting described above. The related modified and new controls are adequately designed and have operated for a sufficient period of time; therefore, management has concluded, through testing, that such controls are operating effectively at the reasonable assurance level at December 31, 2020.

Changes in Internal Control over Financial Reporting

Other than the changes to remediate the material weakness noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our officers and directors.

Name	Age	Position(s)
Timothy P. Moran	49	Chief Executive Officer and Director
Mark Pomeranz	59	President, Chief Operating Officer and Director
Andrew Taylor	50	Chief Financial Officer
David Hochman	45	Chairman of the Board
Darren Sherman	49	Director
Gary Jacobs (1)	63	Director
Samuel Nussbaum	72	Director
Shervin Korangy	46	Director
Gary J. Pruden	59	Director

(1)	Gary Jacobs resigned as a director effective January 6, 2020.

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

Mark Pomeranz, President, Chief Operating Officer and Director

Mr. Pomeranz has served as Chief Operating Officer since September 24, 2018. Prior to his tenure as our Chief Operating Officer, Mr. Pomeranz served as our Chief Executive Officer from December 2016 through September 2018, and as the Chief Executive Officer of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, from 2014 through September 2018. Prior to joining Motus GI Medical Technologies Ltd., from 2008 to 2014, Mr. Pomeranz was the founding CEO of Svelte Medical Systems, a start-up company that is currently commercializing a unique drug eluting stent platform in the EU. From 2007 to 2008 Mr. Pomeranz was the Vice President of Research and Development at Prescient Medical, Inc. From 1998 to 2007, Mr. Pomeranz served as Vice President at Cordis, a Johnson& Johnson Company, where his responsibilities included developing new technologies, exploring new market opportunities and leading major restructuring efforts to create cross-functional global commercialization teams. Prior to that, Mr. Pomeranz held a number of senior leadership roles, including positions at Cardiac Pathways Corporations from 1991 to 1998, and Cardiovascular Imaging Systems from 1989 to 1991, both of which were acquired by Boston Scientific Corporation. Mr. Pomeranz earned a M.Sc. in biomedical engineering from the University of Miami. Mr. Pomeranz was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd. and his business and leadership experience in the medical technology sector; his broad scientific background is also seen as an asset to us.

Andrew Taylor, Chief Financial Officer

Mr. Taylor has served as our Chief Financial Officer since August 2017. Prior to joining us, Mr. Taylor served as the CFO and President of Angel Medical Systems from 2007 until 2017 and has served on the board of directors of Angel Medical Systems, Inc. since 2017. Angel Medical Systems is a medical device company that develops and manufactures ischemia monitoring and alerting systems. While at Angel Medical Systems, Mr. Taylor supervised the operations of more than fifty (50) employees in the United States and Brazil, while also overseeing the financial planning and analysis activities, capital raise and licensing efforts, and implementation of capital and operating budgets. From 2005 to 2007, Mr. Taylor was a Practice Leader for AC Lordi Consulting (now part of BDO USA, LLP), where he oversaw staff providing CFO and Controller consulting services. Prior to that, Mr. Taylor was the CFO of Safe3w, Inc. from 2001 to 2005 until its acquisition by iPass, Inc., where he led all accounting and finance functions as well as the fundraising efforts, and negotiated the sale of the company. From 1999 to 2001, Mr. Taylor served as the Vice President of Finance and Administration of Abridge, Inc., where he developed and managed processes for budgeting, forecasting and cash management. Prior to that, Mr. Taylor was a Senior Finance Associate at Delta Air Lines (NYSE: DAL), from 1998 to 1999. Mr. Taylor earned a B.A. in Political Science and Economics at McGill University and his MBA in Finance at Northeastern University, and is CFA Program Level II Candidate.

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

Mark Pomeranz, President, Chief Operating Officer and Director

See description under Management.

David P. Hochman, Chairman of the Board

Mr. Hochman has served as the Chairman of our board of directors since 2016, and as Chairman of the Board of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, since 2011. Since May 2018, he has been Chairman and Chief Executive Officer of Orchestra BioMed, Inc., a biomedical innovation company focused on bringing high-impact procedure-based therapeutic innovations to life through risk-reward sharing partnerships. From 2006 until 2019, he served as Managing Partner of Orchestra Medical Ventures, LLC, an investment firm that employed a strategy to create, build and invest in medical technology companies intended to generate substantial clinical value. Mr. Hochman has also served as President of Accelerated Technologies, Inc., a medical device accelerator company previously managed by Orchestra Medical Ventures, LLC, and now a wholly owned subsidiary of Orchestra BioMed, Inc. Mr. Hochman has over twenty-four years of medical innovation, entrepreneurial, venture capital and investment banking experience. Mr. Hochman served as a board member of Corbus Pharmaceuticals Holdings, Inc. (NASDAQ: CRBP), a clinical-stage drug development company pioneering transformative medicines that target the endocannabinoid system, from 2013 until 2020. He was a co-founder of Caliber Therapeutics, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc., and was on the Board of Caliber Therapeutics, Inc. from 2009 until 2018. He was a co-founder of BackBeat Medical, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc., and served as its President and a member of its Board since inception in 2010 until 2018. He was a co-founder of FreeHold Surgical, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc., and served as a member of its Board from 2011 until 2018. He also served as a director of Adgero Biopharmaceuticals Holdings, Inc until 2020 when it was acquired by Kintara Therapeutics, Inc. (NASDAQ: KTRA). Prior to joining Orchestra Medical Ventures LLC, Mr. Hochman was Chief Executive Officer of Spencer Trask Edison Partners, LLC, an investment partnership focused on development stage healthcare companies. He was also Managing Director of Spencer Trask Ventures, Inc. during which time he led financing transactions for over twenty early-stage companies. From 1999 to 2006 Mr. Hochman was a board advisor of Health Dialog Services Corporation, a leader in collaborative healthcare management that was acquired in 2008 by the British United Provident Association. From 2005 to 2007, he was a co-founder and board member of PROLOR Biotech, Inc., a biopharmaceutical company developing longer lasting versions of approved therapeutic proteins, which was purchased by Opko Health (NYSE: OPK) in 2013. He is also President and a Board Member of the Mollie Parnis Livingston Foundation, a family foundation. He has a B.A. degree with honors from the University of Michigan. Mr. Hochman was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, his leadership experience at other public companies, including medical technology companies, his financial experience and his expertise in governance matters.

Darren Sherman, Director

Mr. Sherman has been a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, since 2011 and has served on our board of directors since December 2016. Since May 2018, Mr. Sherman has been President, Chief Operations Officer and a member of the Board of Orchestra BioMed, Inc., a biomedical innovation company focused on bringing high-impact procedure-based therapeutic innovations to life through risk-reward sharing partnerships. Mr. Sherman has over 24 years of management and entrepreneurial experience in the medical technology industry spanning interventional cardiology, cardiac electrophysiology, sudden cardiac death, stroke, surgery, GI, and neurovascular therapies. From 2009 until December 2019, Mr. Sherman served as Managing Partner of Orchestra Medical Ventures, LLC, an investment firm that employed a strategy to create, build and invest in medical technology companies intended to generate substantial clinical value. Mr. Sherman has also served as Chief Technical Officer of Accelerated Technologies, Inc. (ATI), a medical device accelerator company managed by Orchestra Medical Ventures, LLC, from 2008 to 2019, and now a wholly owned subsidiary of Orchestra BioMed, Inc. From 2009 until March 2018, Mr. Sherman served as Chief Executive Officer and a director of Caliber Therapeutics, Inc., from 2012 until March 2019 served as Chief Executive Officer and a director of FreeHold Surgical, Inc., and from 2009 until March 2019 he served as a director of BackBeat Medical, Inc., each of which entities are now wholly owned subsidiary of Orchestra BioMed, Inc.. From 2009 until 2016, he served on the board of directors of Vivasure Medical Limited, a medical device company based in Galway, Ireland. Prior to joining Orchestra Medical Ventures, LLC, from February 2002 until March 2008, Mr. Sherman held various positions in executive management for Cordis Neurovascular (CNV), a Johnson & Johnson company, including Executive Director R&D and Director of Strategic Marketing for stroke products. From January 1997 until February 2002, Mr. Sherman played an integral role in the formation and development of Revivant Corp (acquired by Zoll Medical Corporation) while working at Fogarty Engineering. He was Revivant Corp’s first employee and managed the design, development, and testing of the AutoPulse device from concept through market introduction. From January 1995 until January 1997, Mr. Sherman held positions in research and development for Cardiac Pathways Corp., prior to its acquisition by Boston Scientific. Prior to Cardiac Pathways Corp., he worked at Baxter Healthcare. In each of these companies, he participated in the creation, development and launch of products. Mr. Sherman has authored more than seventy-five U.S. patents and has over ninety additional published applications. He earned a BS degree in Bioengineering from the University of California, San Diego. Mr. Sherman was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, and his leadership experience at other companies, including medical technology companies.

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

Samuel R. Nussbaum, M.D., Director

Dr. Nussbaum has served on our board of directors since December 2016. During 2016 Dr. Nussbaum began serving as a Strategic Consultant for EBG Advisors, the consulting arm for Epstein Becker and Green, where he advises life science companies, health care systems and provider organizations. Dr. Nussbaum also serves as a Senior Advisor to Sandbox Industries, a venture fund, Global Healthcare Private Capital, and Ontario Teachers Pension Plan. He is a member of the Board of Directors of Coherus Biosciences (NASDAQ:CHRS), a leading biosimilar company that develops and commercializes high-quality therapeutics for major regulated markets, PhyMed Healthcare Group, a physician led and owned leader of anesthesia and pain management services, Progenity, Inc. (NASDAQ: PROG), a biotechnology and molecular diagnostics company focused on women’s health, Atrio Health Plans, Oregon-based Medicare Advantage Health Plans and the Able Channel, a streaming digital health platform. From 2000 until 2016, Dr. Nussbaum served as Executive Vice President, Clinical Health Policy, and Chief Medical Officer of Anthem, Inc. (NYSE: ANTM), where he was responsible for annual health care expenditures through business units focused on care management, health improvement, and provider network contracting. Prior to joining Anthem, Dr. Nussbaum served as executive vice president, Medical Affairs and System Integration of BJC Health Care, where he led integrated clinical services and community health, served as President of its medical group and chairman of its commercial (HealthPartners of the Midwest) and Medicaid (CarePartners) health plans. He currently serves as Chair of the Board of Directors for the Innovation and Value Initiative (IVI), a nonprofit dedicated to advancing the science and improving the practice of value assessment in healthcare, and serves on the Board of Directors of The Network for Excellence in Health Innovation (NEHI), a national nonprofit, nonpartisan organization focused on advancing innovations that improve health, enhance the quality of health care, and achieve greater value for the money spent. Dr. Nussbaum has also served on the Board of Directors of National Quality Forum, America’s Health Insurance Plans (AHIP), Regenstrief Institute, National Committee for Quality Health Care, the OASIS Institute, VHA Foundation, BioCrossroads (an Indiana-based public-private collaboration that advances and invests in the life sciences), America’s Agenda, Barnes-Jewish West County Hospital, and the United Way of Greater St. Louis. Dr. Nussbaum is a Professor of Clinical Medicine at Washington University School of Medicine, as an adjunct professor at the Olin School of Business, Washington University and as Senior Fellow, University of Southern California Schaeffer Center for Health Policy and Economics. Dr. Nussbaum earned his BA from New York University and his MD from Mount Sinai School of Medicine. He trained in internal medicine at Stanford University and Massachusetts General Hospital and in endocrinology at Harvard Medical School and Massachusetts General Hospital. Dr. Nussbaum was selected as a director because of his medical and business experience in the healthcare and life sciences industries.

Shervin J. Korangy, Director

Mr. Korangy has served on our board of directors since March 2017. Mr. Korangy also serves as the President and Chief Executive Officer of BVI Medical, Inc., a leading global developer, manufacturer and marketer of specialized surgical devices for the ophthalmic marketplace. Prior to his appointment as CEO of BVI, he served as the Chief Financial Officer and Head of Strategy of BVI. From 2012 to 2017, Mr. Korangy served in various country General Management roles for Novartis Group AG (NYSE: NVS), a global healthcare company, where he worked with medical device, pharmaceutical and consumer health product segments. Prior to that, while part of Novartis Group AG from 2010 to 2012, Mr. Korangy was the Global Head of Corporate Finance, where he was responsible for global M&A, strategy, integrations, BD&L and portfolio planning. He served on the Novartis Finance Leadership Team and the Global Deal Committee. From 1996 to 2010, Mr. Korangy worked in the Private Equity and Restructuring Advisory divisions of the Blackstone Group (NYSE: BX), where he most recently was a Managing Director. Mr. Korangy is a current member of the Board of Directors (and Chairman of the strategy committee and member of the audit committee) of The Hain Celestial Group (NASDAQ: HAIN), a leading organic and natural products company, and a senior advisor to Sight Sciences LLC, a medical device growth stage business. Mr. Korangy has also served on the Advisory Board of the McNulty Center for Leadership and Change Management at The Wharton School of the University of Pennsylvania, since January 2019. Mr. Korangy is a former member of the Board of Directors of Pelican Rouge, a consumer coffee manufacturer and vending business, Ultra Music, an electronic and dance music record label, Graham Packaging, a manufacturer and distributer of custom plastic containers for consumer product companies, Pinnacle Foods (NYSE: PF), a consumer packaged foods manufacturer and distributor and Bayview Financial, an asset manager and loan servicer. Mr. Korangy received his B.S. degree in economics at the Wharton School of the University of Pennsylvania. Mr. Korangy was selected as a director due to his board experience, his management experience with medical device, pharmaceutical and consumer health products, and his financial and accounting experience.

Gary J. Pruden, Director

Mr. Pruden has served on our board of directors since December 2017. Prior to joining us, from 1985 until 2017, Mr. Pruden held a number of senior commercial leadership positions across both the medical devices and pharmaceutical sectors of Johnson & Johnson (NYSE: JNJ). In April 2004, he became President of the Johnson & Johnson subsidiary, Janssen-Ortho Inc. in Canada. In January 2006, Mr. Pruden was appointed Worldwide President of Ethicon, Inc., a Johnson & Johnson subsidiary, and in 2009 became the Company Group Chairman of Ethicon, Inc. In 2012, he was named Worldwide Chairman of Johnson & Johnson’s Global Surgery Group and in 2015 he became Worldwide Chairman in the Medical Devices division. In April 2016, Mr. Pruden became a member of the Executive Committee at Johnson & Johnson where his official title was Executive Vice President, Worldwide Chairman, Medical Devices. Mr. Pruden also served in several capacities with the Advanced Medical Technology Association (AdvaMed), a medical device trade association, where he participated in negotiations with the FDA. While at AdvaMed Mr. Pruden served as a member of the Board of Directors, as Chair of the AdvaMed Regulatory Committee, and as a member of the AdvaMed Executive Committee. Mr Pruden serves as an independent board member for Lantheus Holdings, Inc. (NASDAQ: LNTH) (and serves as a member of its Audit and Compensation committees), OSSIO Inc, (and serves as a member of its Audit committee) and Avisi Technologies Inc. Mr. Pruden received his B.S. degree in finance at Rider University, where he later served on the Board of Trustees from 2011 until 2015. Mr. Pruden was selected as a director due to his global management and regulatory experience with medical device and pharmaceutical products and his financial experience in leading a large business.

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

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Mr. Sherman, Mr. Pruden, and Dr. Nussbaum, with Mr. Sherman serving as the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the board of directors by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our bylaws and will apply the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the NASDAQ listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer during the fiscal year ended December 31, 2020, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2020, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2019. The persons listed in the following table are referred to herein as the “named executive officers”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Timothy P. Moran (3)	2020	475,000	262,200	224,035	408,685	558,930	(6)	1,928,850
Chief Executive Officer	2019	475,000	213,750	41,679	79,171	849,756	(7)	1,659,356

Mark Pomeranz (4)	2020	385,000	174,213	87,126	160,766	18,015	(8)	825,120
President and Chief Operating Officer	2019	385,000	153,038	185,242	351,632	16,236	(8)	1,091,148

Andrew Taylor (5)	2020	310,000	112,220	99,572	178,695	25,596	(9)	726,083
Chief Financial Officer	2019	307,500	92,768	101,883	193,980	23,099	(9)	719,230

(1)	Amounts reflect the grant date fair value of option awards granted in 2020 and 2019 in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements and the discussion under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised.
(2)	Amounts reflects the grant date fair value of stock awards granted in 2020 and 2019 computed in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements.
(3)	Timothy P. Moran began serving as our Chief Executive Officer on October 1, 2018.
(4)	Mark Pomeranz began serving as our President and Chief Operating Officer on September 24, 2018. Mark Pomeranz served as our Chief Executive Officer from December 2016 through September 23, 2018.
(5)	Andrew Taylor began serving as our Chief Financial Officer on August 16, 2017.
(6)	$533,333 reflects Employment Buy-Out Payments (as defined below), the remainder relates to corporate and health benefits.
(7)	$826,667 reflects Employment Buy-Out Payments (as defined below), the remainder relates to corporate and health benefits.
(8)	Amounts relate to corporate and health benefits.
(9)	Amounts relate to corporate and health benefits.

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

In connection with his employment agreement, Mr. Moran was granted (i) an option, granted on November 8, 2018 to purchase 495,000 shares (the “Initial Option Grant”) of our Common Stock pursuant to the our 2016 Equity Incentive Plan (the “Plan”), at an exercise price equal to $3.78 per share and (ii) a restricted stock unit award, granted on February 13, 2019, for 165,000 shares of Common Stock pursuant to the Plan (the “Initial Restricted Stock Unit Award”). The Initial Option Grant vests in substantially equal quarterly installments over three years commencing from October 1, 2018, subject to Mr. Moran’s continued employment by us. The Initial Restricted Stock Unit Award vests in substantially equal quarterly installments over four years commencing from October 1, 2018, subject to Mr. Moran’s continued employment by us. The stock option grant agreement and restricted stock unit award agreements include terms and conditions set forth in our standard forms of such agreements under the Plan. In addition, pursuant to the terms of his employment agreement, Mr. Moran is eligible to receive, from time to time, equity awards under the Plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or Compensation Committee, in their discretion. Mr. Moran is also eligible to participate in any executive benefit plan or program we adopt. Further, Mr. Moran received employment buy-out payments (the “Employment Buy-Out Payments”) in the amount of $400,000 each on March 1, 2019, November 1, 2019, March 1, 2020 and November 1, 2020.

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

The amended and restated employment agreement with Mr. Taylor became effective on March 26, 2019, as subsequently amended on March 15, 2021, provides for employment on an at-will basis, and contains non-disclosure and invention assignment provisions. Under the terms of the amended and restated employment agreement, Mr. Taylor holds the position of Chief Financial Officer, and receives a base salary of $310,000 annually (the “Taylor Base Salary”). In addition, Mr. Taylor is eligible to receive, for any bonus period subsequent to December 31, 2019, an annual bonus payment (the “Taylor Performance Bonus”) in an amount equal to up to forty percent (40%) of the Taylor Base Salary if our board of directors determines that he has met the target objectives communicated to him. Payout parameters for the Taylor Performance Bonus will be determined by our board of directors based upon parameters set by our board of directors and CEO for an overall executive bonus program using market data and analysis input from a third-party expert compensation firm. In September 2017, pursuant to his original employment agreement, Mr. Taylor received a grant of options to purchase up to 240,000 shares of our Common Stock pursuant to our Equity Incentive Plan with an exercise price of $4.50 per share, which vests in a series of twelve (12) successive equal quarterly installments upon the completion of each successive calendar quarter of active service over the three (3) year period measured from the date of grant, as determined by the Compensation Committee of our board of directors. Pursuant to the terms of the amended and restated employment agreement, Mr. Taylor is also eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or Compensation Committee, in their discretion. Mr. Taylor is also eligible to participate in any executive benefit plan or program we adopt.

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

The employment agreements with Israeli employees of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, contain standard provisions for a company in our industry regarding non-competition, confidentiality of information and assignment of inventions. The enforceability of covenants not to compete in Israel is subject to limitations. For example, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or its intellectual property.

Outstanding Equity Awards at Fiscal Year-End Table – 2020

The following table summarizes, for each of the named executive officers, the number of shares of our Common Stock underlying outstanding stock options held as of December 31, 2020.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise		Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not
Name	Exerciseable	Unexerciseable	Price ($)		Date	Vested		Vested ($)

Timothy P. Moran (CEO)	330,000	165,000	$3.78	(1)	November 8, 2028	165,714	(11)	157,428
	16,884	12,060	$4.32	(2)	February 13, 2029
	15,125	88,595	$2.16	(3)	February 6, 2030
	-	200,000	$1.17	(4)	June 11, 2030
	-	190,000	$0.74	(5)	November 11, 2030

Mark Pomeranz (COO)	67,238	-	$2.38	(6)	April 2, 2024	54,373	(12)	51,654
	511,113	-	$4.50	(7)	May 3, 2027
	75,040	53,601	$4.32	(8)	February 13, 2029
	10,083	30,253	$2.16	(3)	February 6, 2030
	-	80,000	$1.17	(4)	June 11, 2030
	-	75,000	$0.74	(5)	November 11, 2030

Andrew Taylor (CFO)	240,000	-	$4.50	(9)	September 29, 2027	47,840	(12)	45,448
	41,272	29,481	$4.32	(10)	February 13, 2029
	11,526	34,572	$2.16	(3)	February 6, 2030
	-	90,000	$1.17	(4)	June 11, 2030
	-	78,000	$0.74	(5)	November 11, 2030

(1)	Represents options to purchase shares of our Common Stock granted on November 8, 2018 with an exercise price of $3.78 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on October 1, 2018 and continuing on the first day of each third month thereafter.
(2)	Represents options to purchase shares of our Common Stock granted on February 13, 2019 with an exercise price of $4.32 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter.
(3)	Represents options to purchase shares of our Common Stock granted on February 6, 2020 with an exercise price of $2.16 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2020 and continuing on the first day of each third month thereafter.
(4)	Represents options to purchase shares of our Common Stock granted on June 11, 2020 with an exercise price of $1.17 per share. The shares underlying the option vest on the first anniversary of the date of grant.
(5)	Represents options to purchase shares of our Common Stock granted on November 11, 2020 with an exercise price of $0.74 per share. The shares underlying the option vest on the first anniversary of the date of grant.
(6)	Represents options to purchase shares of our Common Stock granted on April 2, 2014, under the Motus GI Medical Technologies LTD Employee Share Option Plan that were outstanding as of the Share Exchange Transaction, which were assumed by the 2016 Equity Incentive Plan (the “2016 Plan”) and continue in effect in accordance with their terms, on an adjusted basis to reflect the Share Exchange Transaction. 61% of the option was vested as of December 31, 2017, with the remaining 39% of the option vesting in full in November 2018.

(7)	Represents options to purchase shares of our Common Stock granted on May 4, 2017, with an exercise price of $5.00 per share. Fifty-three percent (53%) of the option vested immediately upon grant, forty percent (40%) of the option vests in a series of twelve (12) successive equal quarterly installments commencing on May 4, 2017 and continuing on the first day of each third month thereafter, and the remaining seven percent (7%) of the option vests on December 22, 2019. This option was repriced to $4.50 per share in September 2017.
(8)	Represents options to purchase shares of our Common Stock granted on February 13, 2019 with an exercise price of $4.32 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter.
(9)	Represents options to purchase shares of our Common Stock granted on September 29, 2017, with an exercise price of $4.50 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on December 1, 2017 and continuing on the first day of each third month thereafter.
(10)	Represents options to purchase shares of our Common Stock granted on February 13, 2019 with an exercise price of $4.32 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter.
(11)	Represents RSUs granted on October 1, 2018, February 13, 2019, and February 6, 2020. The shares underlying the RSUs granted on October 1, 2018 and February 13, 2019 vest in a series of sixteen (16) successive equal quarterly installments commencing on January 1, 2019 and May 1, 2019 and continuing on the first day of each third month thereafter. The shares underlying the RSUs granted on February 6, 2020 vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2020 and continuing on the first day of each third month thereafter.
(12)	Represents RSUs granted on February 13, 2019 and February 6, 2020. The shares underlying the RSUs granted on February 13, 2019 vest in a series of sixteen (16) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter. The shares underlying the RSUs granted on February 6, 2020 vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2020 and continuing on the first day of each third month thereafter.

Director Compensation

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (7)	Option Awards ($) (1)	Total ($)
David Hochman (2)	18,250	96,076	29,240	143,566
Darren Sherman (3)	9,875	56,626	18,275	84,776
Samuel Nussbaum (4)	9,000	54,002	18,275	81,277
Shervin Korangy (5)	9,000	54,002	18,275	81,277
Gary Pruden (6)	9,625	58,876	18,275	86,776

(1)	Amounts reflect the aggregate grant date fair value of each stock option granted in 2020 in accordance with the Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements and the discussion under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. These amounts do not correspond to the actual value that may be received by the directors if the stock options are exercised.
(2)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2020 held by Mr. Hochman was 235,000.
(3)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2020 held by Mr. Sherman was 137,500.
(4)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2020 held by Dr. Nussbaum was 87,500.
(5)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2020 held by Mr. Korangy was 102,500.
(6)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2019 held by Mr. Pruden was 87,500.
(7)	Represents the value of Common stock issued to the board in lieu of cash compensation in 2020 and the FV of RSU’s issued in 2020.

Non-Employee Director Compensation

Our board of directors approved a director compensation policy for our directors, effective February 2021. This policy provides for the following cash compensation:

●	each director is entitled to receive a quarterly fee of $6,500;

●	the chairman of our board of directors will receive a quarterly fee of $9,000 through December 31, 2020, and a quarterly fee from us of $6,450 thereafter;

●	the chair of the Audit Committee will receive a quarterly fee of $2,500;

●	each chair of any other board of director committee will receive a quarterly fee of $1,500;

●	each non-employee director sitting on more than two of our board of directors committees will receive an additional quarterly fee of $750;

●	each non-chairperson member of the audit committee, the compensation committee and the nominating and corporate governance committee will receive annual fees of $7,500, $5,000 and $5,000, respectively.

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

All fees under the director compensation policy will be paid on a quarterly basis in arrears and no per meeting fees will be paid. Effective May 2020, our Board approved a temporary modification to the non-employee director compensation policy to permit payment of the Fees in grants of our common stock, in lieu of cash compensation, for the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020. Effective February 2021, our Board approved a temporary modification to the non-employee director compensation policy to permit payment of the entire 2021 Fees in a single grant of our common stock, in lieu of cash compensation, for the quarters ending March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 (the “2021 Fee Grant”). The 2021 Fee Grant was made to each non-employee director on February 17, 2021. We will also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of director and committee meetings.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)		(b)		(c)(4)
Equity compensation plans approved by security holders(1)	5,367,044	(2)	$3.00	(3)	387
Equity compensation plans not approved by security holders	-		$-		-
Total	5,367,044		$3.00		387

(1)	The amounts shown in this row include securities under the 2016 Plan.
(2)	Includes 5,029,119 shares of common stock issuable upon exercise of outstanding options and 337,925 shares of common stock issuable pursuant to outstanding restricted stock units
(3)	The weighted average exercise price does not take into account the shares issuable pursuant to outstanding restricted stock units, which have no exercise price.
(4)	In accordance with the “evergreen” provision in our 2016 Plan, an additional 1,936,339 shares were automatically made available for issuance on the first day of 2021, which represents 6% of the number of shares outstanding on December 31, 2020; these shares are excluded from this calculation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date of this report by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and current officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our Common Stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, February 18, 2021 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Unless indicated below, the address of each individual listed below is c/o Motus GI Holdings, Inc., 1301 East Broward Boulevard, 3rd Floor, Ft. Lauderdale, FL 33301.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 46,626,876 shares of Common Stock issued and outstanding as of February 18, 2021 plus any shares issuable upon exercise of options or warrants that are exercisable on or within 60 days after February 18, 2021 held by such person or entity.

Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Officers and Directors
Timothy P. Moran (1)	647,821	1.37%
Mark Pomeranz (2)	725,081	1.53%
David Hochman (3)	467,513	1.00%
Darren Sherman (4)	197,297	*
Samuel Nussbaum (5)	140,605	*
Shervin Korangy (6)	165,605	*
Andrew Taylor (7)	333,694	*
Gary Pruden (8)	199,469	*

Directors and Officers as a Group (8 persons)	2,877,085	5.88%
5% Stockholders
Perceptive Life Sciences Master Fund Ltd. (9)	2,906,597	6.20%
Larry N. Feinberg (10)	3,806,666	8.16%

1.	Includes 451,963 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 18, 2021. Does not include 706,701 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 18, 2021. Includes 142,525 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of February 18, 2021, or which will be vested within sixty days of February 18, 2021. Does not include 276,843 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 18, 2021.
2.	Includes 677,555 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 18, 2021. Does not include 289,773 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 18, 2021. Includes 34,885 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of February 18, 2021, or which will be vested within sixty days of February 18, 2021. Does not include 113,331 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 18, 2021.
3.	Includes (i) 16,572 shares of our Common Stock held by NSH 2008 Family Trust, a family trust of which Mr. Hochman is a co-trustee and beneficiary and (ii) 110,000 shares of our Common Stock held by DPH 2008 Trust, a trust of which Mr. Hochman is a co-trustee and beneficiary. Includes 221,666 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 18, 2021. Does not include 53,334 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 18, 2021. Does not include 50,000 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 18, 2021. Includes (i) 904 shares of our Common Stock issuable upon the exercise of warrants, held directly by Mr. Hochman, that are exercisable within sixty days of February 18, 2021 and (ii) 3,785 shares of our Common Stock issuable upon the exercise of warrants, held by NSH 2008 Family Trust, a family trust of which Mr. Hochman is a co-trustee and beneficiary, that are exercisable within sixty days of February 18, 2021.
4.	Includes 129,166 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 18, 2021. Does not include 38,334 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 18, 2021. Does not include 36,250 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 18, 2021. Includes 300 shares of our Common Stock issuable upon the exercise of warrants, held directly by Mr. Sherman, that are exercisable within sixty days of February 18, 2021.
5.	Includes 79,166 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 18, 2021. Does not include 38,334 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 18, 2021. Does not include 36,250 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 18, 2021.
6.	Includes 94,166 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 18, 2021. Does not include 38,334 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 18, 2021. Does not include 36,250 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 18, 2021.

7.	Includes 302,536 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 18, 2021. Does not include 282,315 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 18, 2021. Does not include 102,524 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 18, 2021.
8.	Includes 79,166 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 18, 2021. Does not include 38,334 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 18, 2021. Does not include 36,250 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 18, 2021.
9.	Based on the information provided in the Schedule 13G/A filed with the SEC on January 27, 2021 by Mr. Joseph Edelman with respect to himself, Perceptive Life Sciences Master Fund Ltd. and Perceptive Advisors LLC (Mr. Edelman, together with Perceptive Life Sciences Master Fund Ltd. and Perceptive Advisors LLC, the “Perceptive Reporting Persons”). Includes 246,055 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of February 18, 2021, held by Perceptive Life Sciences Master Fund Ltd. Perceptive Life Sciences Master Fund Ltd., Perceptive Advisors LLC and Mr. Edelman have shared voting and dispositive power with respect to the shares of our Common Stock held by Perceptive Life Sciences Master Fund Ltd. Perceptive Advisors LLC serves as the investment manager to Perceptive Life Sciences Master Fund Ltd. and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. Mr. Edelman is the managing member of Perceptive Advisors LLC and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. The principal address for the Perceptive Reporting Persons is 51 Astor Place, 10th Floor New York, NY 10003.
10.	Based on the information provided in the Schedule 13G/A filed with the SEC on February 16, 2021 by Larry N. Feinberg with respect to himself, Oracle Partners, LP (“Partners”) which holds 2,711,402 shares of our Common Stock, Oracle Institutional Partners, LP (“Institutional Partners”) which holds 379,566 shares of our Common Stock, Oracle Ten Fund, LP (“Ten Fund” which holds 550,698 shares of our Common Stock, and, together with Partners and Institutional Partners, the “Oracle Partnerships”), Oracle Investment Management, Inc. Employees’ Retirement Plan (the “Retirement Plan”) which holds 135,000 shares of our Common Stock, The Feinberg Family Foundation (the “Foundation”) which holds 30,000 shares of our Common Stock, Oracle Associates, LLC (“Oracle Associates”), which serves as the general partner of the Oracle Partnerships, and may be deemed to indirectly own, by virtue of the foregoing relationship, the Shares directly owned by the Oracle Partnerships, Oracle Investment Management, Inc. (the “Investment Manager”), which serves as the investment manager of the Oracle Partnerships and the plan administrator to the Retirement Plan, and may be deemed to indirectly own the Shares directly owned by the Oracle Partnerships and the Retirement Plan. Mr. Larry N. Feinberg (“Mr. Feinberg”), serves as the managing member of Oracle Associates and as the sole shareholder, director and president of the Investment Manager, and the trustee of the Foundation and may be deemed to indirectly own, by virtue of the foregoing relationships, the Shares directly owned by the Oracle Partnerships, the Retirement Plan and the Foundation (collectively, the “Oracle Reporting Persons”). The principal address for the Oracle Reporting Persons is Oracle Investment Management, Inc. 262 Harbor Drive, 3rd Floor, Stamford, Connecticut 06902.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2019 to which we were a party or will be a party, in which:

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

Ten Percent Warrants - Related Party Participation

Upon the completion of our IPO in February 2018, we issued the Ten Percent Warrants to certain of our former Series A Convertible Preferred Stock holders, pursuant to an amendment to the Registration Rights Agreement and an amendment to the Certificate of Designation, to purchase an aggregate of 1,095,682 shares of our Common Stock, including (i) Ten Percent Warrants to purchase 300 shares of our Common Stock to David Hochman, the Chairman of our board of directors, (ii) Ten Percent Warrants to purchase 300 shares of our Common Stock to Darren Sherman, a member of our board of directors, (iii) Ten Percent Warrants to purchase an aggregate of 220,274 shares of our Common Stock to Ascent Biomedical Ventures II, L.P. and Ascent Biomedical Ventures Synecor, L.P., former beneficial owners of more than five percent of our Common Stock, (iv) Ten Percent Warrants to purchase 106,980 shares of our Common Stock to Orchestra Medical Ventures II, L.P., a former beneficial owner of more than five percent of our Common Stock, (v) Ten Percent Warrants to purchase 115,997 shares of our Common Stock to Orchestra MOTUS Co-Investment Partners, LLC, a former beneficial owner of more than five percent of our Common Stock, (vi) Ten Percent Warrants to purchase 72,386 shares of our Common Stock to Jacobs Investment Company LLC, an investment firm in which Gary Jacobs, a former member of our board of directors, who resigned as a member of our board of directors effective January 6, 2020, serves as Founder and Managing Director, (vii) Ten Percent Warrants to purchase 180,055 shares of our Common Stock to Perceptive Life Sciences Master Fund Ltd., a beneficial owner of more than five percent of our Common Stock, (viii) Ten Percent Warrants to purchase an aggregate of 57,035 shares of our Common Stock to E. Jeffrey Peierls, including the Peierls Trusts and the Peierls Entities, a former beneficial owner of more than five percent of our Common Stock.

Royalty Payment Rights Certificates - Related Party Participation

Simultaneously with the closing of our IPO in February 2018, all 1,581,128 previously outstanding shares of our Series A Convertible Preferred Stock were converted, on a one-to-one basis, into an aggregate of 1,581,128 shares of our Common Stock. In connection with the conversion of the Series A Convertible Preferred Stock we issued Royalty Payment Rights Certificates (the “Royalty Payment Rights Certificates”) to each former holder of our Series A Convertible Preferred Stock, including certain of our directors and executive officers, and certain of our existing stockholders, including stockholders affiliated with certain of our directors including (i) a Royalty Payment Rights Certificate for 0.05% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to David Hochman, the Chairman of our board of directors, (ii) a Royalty Payment Rights Certificate for 0.05% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Darren Sherman, a member of our board of directors, (iii) Royalty Payment Rights Certificate for an aggregate of 10.79% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Ascent Biomedical Ventures II, L.P. and Ascent Biomedical Ventures Synecor, L.P., former beneficial owners of more than five percent of our Common Stock, (iv) a Royalty Payment Rights Certificate for 6.31% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Orchestra Medical Ventures II, L.P., a former beneficial owner of more than five percent of our Common Stock, (v) a Royalty Payment Rights Certificate for 4.11% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Orchestra MOTUS Co-Investment Partners, LLC, a former beneficial owner of more than five percent of our Common Stock, (vi) a Royalty Payment Rights Certificate for 4.00% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Jacobs Investment Company LLC, an investment firm in which Gary Jacobs, a former member of our board of directors, who resigned as a member of our board of directors effective January 6, 2020, serves as Founder and Managing Director, and (vii) a Royalty Payment Rights Certificate for 16.22% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Perceptive Life Sciences Master Fund Ltd., a beneficial owner of more than five percent of our Common Stock. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when we generate sales of the Pure-Vu System, or if we receive any proceeds from the licensing of the Pure-Vu System, then we will pay to the holders of the Royalty Payment Rights Certificates (the “Holders”) the allocation of such royalty payment rights as listed on such Holders Royalty Payment Rights Certificate, a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

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

The royalty will be payable up to the later of (i) the latest expiration date of our patents issued as of December 22, 2016, or (ii) the latest expiration date of any pending patents as of December 22, 2016 that have since been issued or may be issued in the future (which is currently May 2036). Following the expiration of all such patents, the Holders of the Royalty Payment Rights Certificates will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

Between December 12, 2019 and February 24, 2020, we consented to the transfer of Royalty Payment Rights Certificates representing an aggregate of 53.01% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates from certain of our directors and certain of our existing stockholders, including stockholders affiliated with certain of our directors including (i) David Hochman, the Chairman of our board of directors, (ii) Darren Sherman, a member of our board of directors, (iii) Ascent Biomedical Ventures II, L.P. and Ascent Biomedical Ventures Synecor, L.P., former beneficial owners of more than five percent of our Common Stock, (iv) Orchestra Medical Ventures II, L.P., a former beneficial owner of more than five percent of our Common Stock, (v) Orchestra MOTUS Co-Investment Partners, LLC, a former beneficial owner of more than five percent of our Common Stock, (vi) Perceptive Life Sciences Master Fund Ltd., a beneficial owner of more than five percent of our Common Stock, and (vii) certain other holders of our Royalty Payment Rights Certificates to Orchestra BioMed, Inc., formerly a greater than 5% holder of our Common Stock and entity in which David Hochman, the Chairman of our board of directors, serves as the Chairman of the board of directors and as chief executive officer, and Darren Sherman, a member of our board of directors, serves as a director and as president and chief operating officer, pursuant to a private transaction between such parties.

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

License Agreement with Orchestra BioMed, Inc.

In January  2020, we entered into a license agreement (the “License Agreement”) with Orchestra BioMed, Inc., formerly a greater than 5% holder of our Common Stock and entity in which David Hochman, the Chairman of our board of directors, serves as the Chairman of the board of directors and as chief executive officer, and Darren Sherman, a member of our board of directors, serves as a director and as president and chief operating officer, pursuant to which we granted a license to Orchestra BioMed, Inc. for the use of portions of the office space not being used by us in our leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which compromises approximately 35% of the Premises as of January 2020 and will expand incrementally to approximately 60 to 70% of the Premises by September 2024. In January 2020, Orchestra BioMed, Inc. paid us a one-time fee of $28.5 thousand, upon entering into the License Agreement and will continue to pay a monthly license fee to us until the expiration of the License Agreement in September 2024. Aggregate license fees will generally range from approximately $162 thousand to approximately $198 thousand in any given calendar year during the term of the License Agreement.

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

Principal Accountant Fees and Services

The following table summarizes the fees paid for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2020	2019
Audit Fees	$186,704	$242,162
Audit-Related Fees	$-	$-
Tax Fees	$33,540	$42,110
All Other Fees	$-	$-
Total Fees	$220,244	$284,272

Audit Fees

“Audit fees” consist of approximately $171,000 and $185,000 in 2020 and 2019, respectively, of fees for professional services provided in connection with the audit of our annual audited financial statements and the review of our quarterly financial statements, and approximately $16,000 and $57,000 in 2020 and 2019, respectively, of fees for consents and comfort letters provided in connection with the offerings of our Common Stock.

Tax Fees

“Tax fees” consist of approximately $25,000 and $23,000, in 2020 and 2019, respectively, for services related to tax preparation and filing, and $9,000 and $19,000, in 2020 and 2019, respectively, for tax consulting services associated with tax preparation and filings and intercompany transfer pricing activities.

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining EisnerAmper LLP’s independence and has determined that such services for fiscal year 2020 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP appear at pages F-1 through F-26 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Form 10-K.

(2) Financial Statement Schedules.

Schedules are omitted because they are either not required, not applicable, or the information is otherwise included.

(3) Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1 +	Share Exchange Agreement, dated December 1, 2016	S-1	333-222441	2.1	1/5/2018

3.1	Certificate of Incorporation	S-1	333-222441	3.1	1/5/2018

3.2	Certificate of Amendment to the Certificate of Incorporation	S-1	333-222441	3.2	1/5/2018

3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 13, 2020	8-K	001-38389	3.1	8/14/2020

3.4	Bylaws	S-1	333-222441	3.3	1/5/2018

3.5	Certificate of Designations of Series A Convertible Preferred Stock	S-1	333-222441	3.4	1/5/2018

3.6	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock	10-Q	001-38389	3.1	5/14/2018

4.1	Form of Common Stock Certificate	S-1	333-222441	4.1	1/5/2018

4.2	Form of Series A Convertible Preferred Stock Certificate	S-1	333-222441	4.2	1/5/2018

4.3	Form of Exchange Warrant	S-1	333-222441	4.3	1/5/2018

4.4	Form of Placement Agent Warrant	S-1	333-222441	4.4	1/5/2018

4.5	Form of Registration Rights Agreement	S-1	333-222441	4.5	1/5/2018

4.6	Form of May 2017 Consultant Warrant	S-1	333-222441	4.6	1/5/2018

4.7	Form of Placement Agent Royalty Payment Rights Certificate	S-1	333-222441	4.7	1/5/2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.8	Form of Amendment to Registration Rights Agreement	S-1	333-222441	4.8	1/5/2018

4.9	Form of Ten Percent Warrant	S-1	333-222441	4.9	1/5/2018

4.10	Form of Royalty Payment Rights Certificate	S-1/A	333-222441	4.10	1/31/2018

4.11	Form of June 2018 Consultant Warrant	10-Q	001-38389	4.1	8/13/2018

4.12	Form of May 2017 Additional Consultant Warrant	10-Q	001-38389	4.2	8/13/2018

4.13	Form of July 2018 Consultant Warrant	10-Q	001-38389	4.3	8/13/2018

4.14	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

4.15	Description of Registrants Securities					X

4.16	Form of Pre-Funded Warrant	8-K	001-38389	4.1	8/28/2020

4.17	Form of Common Warrant	8-K	001-38389	4.2	8/28/2020

10.1	Placement Agency Agreement, dated December 1, 2016, between the Company and Placement Agent	S-1	333-222441	10.1	1/5/2018

10.2	Form of Subscription Agreement	S-1	333-222441	10.2	1/5/2018

10.3	Form of Voting Agreement, dated December 1, 2016, by and among the Company and the stockholders named therein	S-1	333-222441	10.3	1/5/2018

10.4 †	2016 Equity Incentive Plan and 2016 Israel Sub-Plan	S-1	333-222441	10.4	1/5/2018

10.5	Amendment to the Motus GI Holdings, Inc. 2016 Equity Incentive Plan, dated February 6, 2020	8-K	001-38389	10.1	8/14/2020

10.6 †	Form of Incentive Stock Option Agreement	S-1	333-222441	10.5	1/5/2018

10.7 †	Form of Non-Qualified Stock Option Agreement	S-1	333-222441	10.6	1/5/2018

10.8 †	Form of Restricted Stock Agreement	S-1	333-222441	10.7	1/5/2018

10.9 †	Form of Assumed Options to Israeli Employees and Directors Agreement	S-1	333-222441	10.8	1/5/2018

10.10	Form of Assumed Options to Israeli Non-Employees and Controlling Shareholders Agreement	S-1	333-222441	10.9	1/5/2018

10.11 †	Form of Israeli Option Grant to Israeli Employees and Directors Agreement	S-1	333-222441	10.10	1/5/2018

10.12	Form of Israeli Option Grant to Israeli Non-Employees and Controlling Shareholders Agreement	S-1	333-222441	10.11	1/5/2018

10.13 †	Employment Agreement, dated December 22, 2016, between the Company and Mark Pomeranz	S-1	333-222441	10.12	1/5/2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.14	Lease, dated April 13, 2017, between Company and Victoriana Building, LLC	S-1	333-222441	10.13	1/5/2018

10.15	Form of Subscription Agreement for Convertible Notes Offering	S-1	333-222441	10.14	1/5/2018

10.16	Finders Agreement, dated October 14, 2016, between the Company and Aegis Capital Corporation	S-1	333-222441	10.15	1/5/2018

10.17	Finders Agreement, dated December 22, 2016, between the Company and Aegis Capital Corporation	S-1	333-222441	10.16	1/5/2018

10.18 †	Form of Indemnification Agreement	S-1	333-222441	10.17	1/5/2018

10.19 †	Employment Agreement, dated August 16, 2017, between the Company and Andrew Taylor	S-1	333-222441	10.18	1/5/2018

10.20 #	Supply Agreement, dated September 1, 2017, between Motus GI Technologies Ltd. and Polyzen, Inc.	S-1/A	333-222441	10.19	2/7/2018

10.21 †	Amended and Restated Employment Agreement, effective September 24, 2018, between the Company and Mark Pomeranz	8-K	001-38389	10.2	9/25/2018

10.22 †	Employment Agreement, effective October 1, 2018, between the Company and Timothy P. Moran	8-K	001-38389	10.1	9/25/2018

10.23	Form of Restricted Stock Unit Award Agreement	10-K	001-38389	10.22	3/26/2019

10.24 †	Amended and Restated Employment Agreement, effective March 26, 2019, between the Company and Andrew Taylor	10-K	001-38389	10.23	3/26/2019

10.25 †	First Amendment to Amended and Restated Employment Agreement, dated March 15, 2021, between the Company and Andrew Taylor					X

10.26	Loan and Security Agreement, dated as of December 13, 2019 between Silicon Valley Bank and Motus GI Holdings, Inc.	8-K	001-38389	10.1	12/18/2019

10.27	Joinder and First Amendment to Loan and Security Agreement, dated as of February 7, 2020 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.25	3/30/2020

10.28	Second Amendment to Loan and Security Agreement, dated as of February 25, 2020 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.26	3/30/2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.29	Third Amendment to Loan and Security Agreement, dated as of January 4, 2021 between Silicon Valley Bank and Motus GI Holdings, Inc.					X

10.30	Lease Agreement, effective as of March 11, 2020, by and between Motus GI Holdings, Inc. and 720 UNIVERSITY PROPERTY, LLC.	8-K	001-38389	10.1	3/11/2020

10.31	Lease Termination Agreement, effective as of March 30, 2020, by and between Motus GI Holdings, Inc. and 720 UNIVERSITY PROPERTY, LLC.	10-K	001-38389	10.28	3/30/2020

10.32	Deferral Agreement, dated as of April 10, 2020, effective as of April 2, 2020, by and between Silicon Valley Bank, Motus GI Holdings, Inc. and Motus GI, Inc.	8-K	001- 38389	10.1	4/13/2020

10.33	U.S. Small Business Administration Paycheck Protection Program Note, dated as of April 10, 2020, by and between Silicon Valley Bank and Motus GI Holdings, Inc.	8-K	001-38389	10.1	4/28/2020

10.34	Placement Agency Agreement, dated August 28, 2020, by and between A.G.P./Alliance Global Partners and Motus GI Holdings, Inc.	8-K	001-38389	10.1	8/28/2020

10.35	Form of Securities Purchase Agreement, dated August 28, 2020, by and between Motus GI Holdings, Inc. and each Purchaser thereto	8-K	001-38389	10.2	8/28/2020

21.1	List of Subsidiaries of the Company					X

23.1	Consent of EisnerAmper LLP					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X

32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	XBRL INSTANCE DOCUMENT					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE					X

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE					X

+	As permitted by Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed herewith. The company will furnish supplementally a copy of any omitted schedule to the SEC upon request.
†	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

MOTUS GI HOLDINGS, INC.

Date: March 16, 2021	By:	/s/ Timothy P. Moran
Timothy P. Moran
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2021	By:	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy P. Moran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021
Timothy P. Moran

/s/ Andrew Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021
Andrew Taylor

/s/ David Hochman	Chairman of the Board	March 16, 2021
David Hochman

/s/ Mark Pomeranz	President, Chief Operating Officer, and Director	March 16, 2021
Mark Pomeranz

/s/ Darren Sherman	Director	March 16, 2021
Darren Sherman

/s/ Samuel Nussbaum	Director	March 16, 2021
Samuel Nussbaum

/s/ Shervin Korangy	Director	March 16, 2021
Shervin Korangy

/s/ Gary Pruden	Director	March 16, 2021

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Motus GI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motus GI Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Contingent Royalty Obligation

As described in Note 4 to the consolidated financial statements, the Company estimates the fair value of its contingent royalty obligation using the discounted cash flow method. Management estimates the contingent royalty obligation primarily by estimating of the future projected revenues of the Company, with other factors being growth rate, patent expiration assessments and a discount rate. The fair value of the contingent royalty obligation was approximately $1,617,000 as of December 31, 2020.

We identified the valuation of the contingent royalty obligation as a critical audit matter because the valuation inputs involve the application of significant judgement and estimation on the part of management, which led to a high degree of auditor subjectivity. We also applied significant judgment in performing our audit procedures and involved a valuation specialist to evaluate the reasonableness of management's valuation model, as well as the inputs used within the model.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our procedures included, among other things, (i) obtaining an understanding of management’s process and evaluating the design of controls related to the valuation of the contingent royalty obligation; (ii) assessing the reasonableness of management’s projected revenue by inquiring of management regarding its process for developing the projections and evaluating assumptions utilized for reasonableness; (iii) performing a sensitivity analysis of the assumptions in the calculation to evaluate the potential material effects of any changes in assumptions; and (iv) with the assistance of our valuation specialists, we (1) evaluated the reasonableness of management’s valuation methodology; (2) evaluated the reasonableness of the discount rate used by management by developing an independent weighted average cost of capital and compared it to the rate used by management; and (3) tested the mathematical accuracy of the discounted cash flow calculation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP

Philadelphia, PA

March 16, 2021

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$20,819	$20,528
Investments	-	8,203
Accounts receivable	35	65
Inventory	805	1,014
Prepaid expenses and other current assets	448	339
Related party receivable	-	18
Total current assets	22,107	30,167

Fixed assets, net	1,178	1,056
Right-of-use assets	766	1,021
Other non-current assets	13	13
Total assets	$24,064	$32,257

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,333	$2,999
Operating lease liabilities - current	238	321
Other current liabilities	60	270
Term debt, net of debt discount of $21 and $246, respectively	7,979	7,754
Total current liabilities	10,610	11,344

Contingent royalty obligation	1,617	1,872
Operating lease liabilities - non-current	547	713
Total liabilities	12,774	13,929
Commitments and contingent liabilities (Note 9)
Shareholders’ equity
Preferred Stock $0.0001 par value; 8,000,000 shares authorized; zero shares issued and outstanding	-	-
Preferred Series A Stock $0.0001 par value; 2,000,000 shares authorized; zero shares issued and outstanding	-	-
Common Stock $0.0001 par value; 115,000,000 and 50,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 32,272,309 and 28,811,087 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	115,008	102,789
Accumulated deficit	(103,721)	(84,464)
Total shareholders’ equity	11,290	18,328
Total liabilities and shareholders’ equity	$24,064	$32,257

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019

Revenue	$98	$107

Operating expenses:
Costs of revenue - sales	95	79
Costs of revenue - impairment of inventory	401	57
Research and development	5,555	9,013
Sales and marketing	3,532	4,897
General and administrative	9,562	9,497
Total costs and expenses	19,145	23,543
Operating loss	(19,047)	(23,436)

Gain on change in estimated fair value of contingent royalty obligation	255	81
Finance income (expense), net	(464)	273
Foreign currency loss	(1)	(4)
Loss before income taxes	(19,257)	(23,086)

Net loss	$(19,257)	$(23,086)
Basic and diluted loss per common share	$(0.60)	$(0.92)
Weighted average number of common shares outstanding, basic and diluted	32,120,017	25,133,190

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	21,440,148	$2	$79,893	$(61,378)	$18,517
Issuance of common shares upon public offering, net of offering costs of $1,759	6,666,667	1	18,240	-	18,241
Issuance of common shares upon exercise of overallotments, net of offering costs of $156	648,333	-	1,789	-	1,789
Issuance of common shares upon exercise of options	416	-	2	-	2
Issuance of common shares upon vesting of restricted stock units	55,523	-	-	-	-
Share based compensation	-	-	2,865	-	2,865
Net loss	-	-	-	(23,086)	(23,086)
Balance at December 31, 2019	28,811,087	3	102,789	(84,464)	18,328
Issuance of common shares upon public offering, net of offering costs of $849	3,200,000	-	9,145	-	9,145
Issuance of common stock upon exercise of warrants	50,000	-	58	-	58
Issuance of common stock for board of directors’ compensation	103,404	-	111	-	111
Issuance of common shares upon vesting of restricted stock units	107,818	-	-	-	-
Share based compensation	-	-	2,905	-	2,905
Net loss	-	-	-	(19,257)	(19,257)
Balance at December 31, 2020	32,272,309	$3	$115,008	$(103,721)	$11,290

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,257)	$(23,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377	223
Amortization of debt issuance costs	25	4
Gain on change in estimated fair value of contingent royalty obligation	(255)	(81)
Share based compensation	2,905	3,205
Issuance of common stock for board of directors’ compensation	168	-
Impairment of inventory	401	76
Unrealized gain on investments	-	(5)
Impairment of fixed assets	18	35
Non-cash operating lease expense	255	220
Changes in operating assets and liabilities:
Accounts receivable	30	(60)
Related party receivable	18	(18)
Inventory	(621)	(975)
Prepaid expenses and other current assets	(109)	155
Accounts payable and accrued expenses	(489)	629
Operating lease liabilities - current and non-current	(249)	(216)
Other current and non-current liabilities	(210)	(21)
Net cash used in operating activities	(16,993)	(19,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(88)	(468)
Purchase of available-for-sale securities	-	(9,655)
Proceeds from sale of available-for-sale securities	8,203	4,500
Net cash provided by (used in) investing activities	8,115	(5,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from offering	9,994	20,000
Proceeds from exercise of over-allotment options	-	1,945
Proceeds from issuance of debt	-	8,000
Proceeds from exercise of options	-	2
Proceeds from exercise of warrants	58	-
Financing fees from equity offering	(849)	(1,931)
Financing fees from debt	(34)
Net cash provided by financing activities	9,169	28,016

NET INCREASE IN CASH AND CASH EQUIVALENTS	291	2,478
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,528	18,050
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,819	$20,528

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$433	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Financing fees included in accounts payable and accrued expenses	$-	$234
Financing fees extinguished previously included in accounts payable and accrued expenses	$200	$-
Reclassification of inventory to fixed assets	$430	$-

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

The Company has developed the Pure-Vu System (the “Pure-Vu System”), a medical device that has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”). In June 2019, the 510(k) premarket notification for the second-generation of the Pure-Vu System was reviewed and cleared by the FDA. The second-generation of our Pure-Vu System has received CE Mark approval in the European Economic Area. The Pure-Vu System is indicated to help facilitate the cleaning of a poorly prepared colon during the colonoscopy procedure. The device integrates with standard and slim colonoscopes to enable safe and rapid cleansing during the procedure while preserving established procedural workflow and techniques by irrigating the colon and evacuating the irrigation fluid (water), feces and other bodily fluids and matter. The Company believes that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Challenges with bowel preparation for inpatient colonoscopy represent a significant area of unmet need that directly affects clinical outcomes and increases the cost of care for a hospital in a market segment where most of the reimbursement is under a bundle payment based on a Medicare Severity Diagnostic Related Group (a “MS-DRG”). Based on the Company’s review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we estimate that during 2021 approximately 1.5 million inpatient colonoscopy procedures will be performed in the U.S. and approximately 4.8 million inpatient colonoscopy procedures will be performed worldwide. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. The Company began commercialization in the fourth quarter of 2019, with the first commercial placements of its second generation Pure-Vu System as part of its initial U.S. market launch targeting early adopter hospitals. The Company does not expect to generate significant revenue from product sales until the COVID-19 pandemic has subsided and it expands its commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Note 2 – Going Concern

To date, the Company has generated minimal revenues, experienced negative operating cash flows and has incurred substantial operating losses from its activities. The Company expects operating costs will increase significantly as it incurs costs associated with commercialization activities related to the Pure-Vu System. Management expects the Company to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through the issuance of debt or equity. Since March 2020, we have been evaluating the actual and potential business impacts related to the COVID-19 pandemic. While the impact of the pandemic continues to evolve, the financial markets have experienced periods of volatility that may adversely impact the Company’s ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, mobility restraints, and changing priorities could also affect the Company’s ability to enter into key agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce in general, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as certain medical services and supplies, have spiked, while demand for other goods and services have fallen. While not all of these have impacted the Company directly, the future progression of the outbreak and its effects on the Company’s business and operations remain uncertain. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. These disruptions have negatively impacted the Company’s sales, its results of operations, financial condition, and liquidity in 2020.

In December 2019, the Company entered into a Loan and Security Agreement as amended from time to time (the “Loan Agreement”), for $8.0 million with Silicon Valley Bank (the “Bank” or “SVB”). Under the terms of the Loan Agreement the Company must maintain unrestricted cash in accounts held at SVB of at least $10.0 million (the “Liquidity Covenant”). The Company will need to raise additional capital or generate substantial revenue in order to ensure compliance with the Liquidity Covenant to support its development and commercialization efforts. If adequate funds are not available to the Company on a timely basis, or at all, the Company may breach the Liquidity Covenant, in which case, the Company would be required to immediately pledge to the bank and thereafter maintain in a separate account, unrestricted and unencumbered cash in an amount equal to the amount then outstanding under the Loan Agreement.

On September 1, 2020 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) under which the Company sold and issued to an institutional investor (the “Holder”), in a registered direct offering, an aggregate of 3,200,000 shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”), and pre-funded warrants to purchase an aggregate of 5,533,625 shares of Common Stock (the “Pre-Funded Warrants”). The offering price was $1.145 for each share of Common Stock and $1.144 for each Pre-Funded Warrant. The Pre-Funded Warrants were immediately exercisable at a price of $0.001 per share of Common Stock. Pursuant to the Securities Purchase Agreement, in a concurrent private placement, the Company also agreed to issue to the Holder warrants to purchase up to 8,733,625 shares of Common Stock (the “Private Placement Warrants”). These warrants were immediately exercisable at an exercise price of $1.30 per share and expire on the fifth anniversary of the date of issuance. In connection with the closing of the offering, the Company received gross proceeds of $10.0 million before deducting placement agent fees and other offering expenses of $0.8 million, from the issuance of the Common Stock, the Pre-Funded Warrants and the Private Placement Warrants.

On January 27, 2021, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the Holder, at which time 8,000,000 of the Private Placement Warrants remained outstanding, due to the prior exercise of 733,625 of the Private Placement Warrants on January 22, 2021. Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of its remaining outstanding 8,000,000 Private Placement Warrants for cash, the Company agreed to issue to the Holder, new warrants (the “New Warrants”) to purchase 0.75 shares of Common Stock for each share of Common Stock issued upon such exercise of the remaining 8,000,000 Private Placement Warrants pursuant to the Exercise Agreement, or an aggregate of 6,000,000 New Warrants. The terms of the New Warrants are substantially similar to those of the Private Placement Warrants, except that the New Warrants will have an exercise price of $2.12, will be immediately exercisable and will expire five years from the date of the Exercise Agreement. In addition, the Holder paid a cash payment of $0.10 for each New Warrant issued to the Holder, for an aggregate of $600,000 to the Company. The Company received aggregate gross proceeds before expenses of approximately $11.0 million from the exercise of all of the remaining 8,000,000 outstanding Private Placement Warrants held by the Holder and the payment of the purchase price for the New Warrants.

Management’s plan, inclusive of its cost reduction plan (the “2020 Plan”) in 2020 (see note 13), includes revenue generation through the sale of products and raising funds from outside investors. However, there is no assurance that such sale of products will occur or that outside funding will be available to the Company, will be obtained on favorable terms or will provide the Company with sufficient capital to meet its objectives.

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

Note 3 – Significant Accounting Policies and Basis of Presentation

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Basis of presentation and use of estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Motus Ltd., an Israel corporation, which has operations in Tirat Carmel, Israel, and Motus Inc., a Delaware corporation, which has operations in the U.S. All inter-company accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board.

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

Investments

The Company accounts for investments held as “available-for-sale” in accordance with ASC 320, “Investments - Debt and Equity Securities”. The Company has one equity investment in a mutual fund and classifies this investment as a current asset and carries it at fair value. Unrealized gains and losses are recorded in finance income (expense), net on the consolidated statement of comprehensive loss. Realized gains or losses on mutual fund transactions are reported in the consolidated statement of comprehensive loss. The mutual fund is maintained at one financial institution.

The Company’s investment policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

Revenue recognition

Sales contracts executed for the second generation Pure-Vu System is accounted for in accordance with ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”) to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled to. The Pure-Vu System consists of a Workstation (a “Workstation”) and single use disposable sleeve (a “Disposable”).

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases and collaboration arrangements. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when a performance obligation is satisfied.

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

At times, the Company may include a limited time free trial to potential customers to evaluate the Workstation for a period of up to 6 months and in certain instances extend the period to an aggregate of up to 11 months. The Company considers the 6-11 month usage period as a non-contiguous limited trial period because the total length of the free trial is still less than one year. In scenarios where the Company continues to provide the Workstation to a customer for a usage period of greater than one year, the arrangement falls outside of the scope of ASC 606, as described below. Management does not collect any upfront payments or deposits prior to commencing a free trial period. No revenue is recognized for the Workstation during the duration of a free trial, however, any Disposables purchased by the evaluator are recognized when delivered, as described above.

For contracts outside the scope of ASC 606, the Company determines income for proposed supply arrangements under 1) ASC 842 as it pertains to an embedded lease of the Workstation within a proposed supply arrangement and 2) ASC 606 for the sale of the sleeves within the proposed supply arrangement. The Company allocates the transaction price to the performance obligations within the proposed supply arrangements using the total estimated purchases method for both (i) arrangements that contain minimum purchase commitments and (ii) those arrangements that do not contain a minimum purchase commitment, but instead offer a volume discount for purchases that exceed a specified tier.

During the year ended December 31, 2020, the Company recognized revenue of $98, which primarily consisted of revenue from the sales of Disposables. During the year ended December 31, 2019 the Company recognized revenue of $107, which consisted of $46 from the sale of a Workstation and the remaining revenue from the sales of Disposables.

Deferred revenue is de minimis at December 31, 2020 and 2019. Lease revenue was de minimis for the years ended December 31, 2020 and 2019.

Contract Costs

Incremental commissions, if applicable, above a base commission level, are paid to sales representatives upon certain eligible sales, which are paid upon execution of the sales agreement. The guidance within ASC 606 provides a practical expedient if the amortization period of the assets that the entity otherwise would have recognized is one year or less. The Company chose to apply the available practical expedient as the commission paid on eligible sales orders relates to the period in which the sales order was fulfilled. For the years ending December 31, 2020 and 2019, incremental commissions paid on eligible sales orders were $0 and $27, respectively.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers’ ability to pay. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $0.

Inventory

Inventory is stated at lower of cost and net realizable value using the weighted average cost method and is evaluated at least annually for impairment. The Company records an inventory reserve for losses associated with dated, expired, excess and obsolete items. Reserves and write-downs of inventory is based on management’s current knowledge with respect to inventory levels, planned production, and extension capabilities of materials on hand. A significant change in the timing or level of demand for the Company’s products compared to forecasted amounts may result in recording additional charges for excess and obsolete inventory in the future. The Company records charges for excess and obsolete inventory within cost of revenues.

Leases

Effective January 1, 2019, the Company adopted ASC 842- Leases (“ASC 842”). The lease standard provided a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease; did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (facilities).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have financing leases.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

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

Share based compensation

The Company adopted Accounting Standards Update 2018-07 (“ASU 2018-07”), “Improvement to Nonemployee Share Based Payment Accounting”, which expanded the scope of ASC 718 to include share- based payment transactions for acquiring goods and services from nonemployees. The guidance was applied prospectively to all new awards granted after the date of adoption. In addition, the guidance was applied to all existing equity-classified awards for which a measurement date has not been established under ASC 505-50 by the adoption date by remeasuring at fair value as of the adoption date, and recording a cumulative effect adjustment to opening accumulated deficit on January 1, 2019.

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

Basic and diluted net loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The shares of common stock into which the Pre-Funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year, plus the number of common shares that would have been outstanding if all potentially dilutive ordinary shares had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”. Potentially dilutive common shares were excluded from the calculation of diluted loss per share for all periods presented due to their anti-dilutive effect due to losses in each period.

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, Income Taxes (ASC 740). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There are currently no open Federal or State audits. The Company has not recorded any liability for uncertain tax positions at December 31, 2020 or December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), was signed into law to address the COVID-19 crisis. The CARES Act is an approximately $2 trillion emergency economic stimulus package that includes numerous U.S. federal income tax provisions, including various payroll tax incentives and the modification of: (i) net operating loss rules, (ii) the alternative minimum tax refund and (iii) business interest deduction limitations under Section 163(j) of the Internal Revenue Code. The impact of the CARES Act on the Company was not material.

For the years ended December 31, 2020 and 2019, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2020 and 2019, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Restructuring charges

Restructuring charges are comprised of severance costs related to workforce reductions and other costs directly related to the 2020 Plan, including lease exit and fixed asset impairment. The Company recognizes restructuring charges when the liability is incurred. Employee termination benefits are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments, see note 13.

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2020 and 2019.

New Accounting Pronouncements- Recently Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, or ASU 2019-12, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial position or results of operations.

New Accounting Pronouncements- Not Yet Adopted

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

Note 4 – Investments and Fair Value of Financial Instruments

Investments consist of available-for-sale equity securities, which are carried at fair value. Interest and dividends on investments are included in finance income (expense).

As of December 31, 2020, the Company did not have any investments. The following table summarizes, by major security type, the Company’s investments as of December 31, 2019:

	December 31, 2019
	Amortized Cost	Carrying Value
Mutual fund, available-for-sale	$8,198	$8,203
Total	$8,198	$8,203

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets
Investments	$-	$-	$-	$-

Liabilities
Contingent royalty obligation	$-	$-	$1,617	$1,617

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets
Investments	$8,203	$-	$-	$8,203

Liabilities
Contingent royalty obligation	$-	$-	$1,872	$1,872

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

Contingent Royalty Obligation

In estimating the fair value of the Company’s contingent royalty obligation (see Note 9), the Company used the discounted cash flow method as of December 31, 2020 and 2019. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 contingent royalty obligation for the years ended December 31, 2020 and 2019:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2018	$1,953
Change in estimated fair value of contingent royalty obligation	(81)
Balance at December 31, 2019	1,872
Change in estimated fair value of contingent royalty obligation	(255)
Balance at December 31, 2020	$1,617

The contingent royalty obligation is re-measured at each balance sheet date using several assumptions, including the following: 1) estimated sales growth, 2) length of product cycle, 3) patent life, 4) discount rate (21% as of December 31, 2020 and 2019), and 5) rate of royalty payment (3% as of December 31, 2020 and 2019).

In accordance with ASC-820-10-50-2(g), the Company performed sensitivity analyses of the liability, which was classified as a Level 3 financial instrument. The contingent royalty obligation estimate may be significantly impacted by changes in assumptions used in these analyses. For example, the Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $260 and a 2% increase in the discount rate would decrease the liability by approximately $66.

Note 5 – Inventory

Inventory at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Raw materials	$333	$294
Work-in-process	211	124
Finished goods	529	596
Inventory reserve	(268)	-
Inventory, net	$805	$1,014

In addition to the inventory reserve shown above, for the years ended December 31, 2020 and 2019, an inventory write-down charge of $133 and $76, respectively, was recorded.

Note 6 – Fixed assets, net

Fixed assets, net, consists of the following:

	December 31,
	2020	2019
Office equipment	$167	$148
Computers and software	299	335
Machinery	455	455
Lab and medical equipment	1,039	568
Leasehold improvements	185	180
Total	2,145	1,686
Less accumulated depreciation and amortization	(967)	(630)
Fixed assets, net	$1,178	$1,056

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $377 and $223, respectively. The Company incurred a loss on the impairment of fixed assets in the amount of $18 and $35 for the years end December 31, 2020 and 2019, respectively.

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

Many of these leases provide for payment by the Company, as the lessee, of taxes, insurance premiums, costs of maintenance and other costs which are expensed as incurred. Certain operating leases include escalation clauses and some of which may include options to extend the leases for up to 3 years.

An initial right-of-use asset of $1,065 was recognized as a non-cash asset and operating lease liabilities of $1,074 was recognized as a non-cash liability. An initial right-of-use asset and operating lease liability in the amount of $176 was recognized as a non-cash asset and liability upon the exercise of its option to extend the Israel lease. The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Year Ended December 31,
	2020	2019
Lease Cost
Operating lease cost, net of related party license fee	$176	$298
Variable lease cost	118	99
Total lease cost	$294	$397

	As of December 31,
	2020	2019
Assets
Operating lease, right-of-use- asset	$766	$1,021
Liabilities
Current
Operating lease liabilities	$238	$321
Non-current
Operating lease liabilities, net of current portion	547	713
Total lease liabilities	$785	$1,034

Other information:
Weighted average remaining lease term - operating leases	3.33 years	4.10 years
Weighted-average discount rate - operating leases	7.78%	7.67%

The Company records operating lease payments to lease expense using the straight-line method. The Company’s lease expense was $294 and $397 for the years ended December 31, 2020 and 2019, respectively, included in general and administrative expenses which is net of the related party license fee of $172 and $18 for the years ended December 31, 2020 and 2019, respectively (see Note 10).

Future minimum lease payments under non-cancellable operating leases as of December 31, 2020 were as follows:

Year Ended December 31,	Amount
2021	$287
2022	273
2023	184
2024	141
Total future minimum lease payments	885
Imputed interest	(100)
Total liability	$785

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:	$(335)	$(346)

Note 8 – Term Debt

On December 13, 2019 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for $8,000 (the “Term Debt”) with Silicon Valley Bank (the “Bank” or “SVB”). On April 10, 2020, the Company entered into a Deferral Agreement (the “Deferral Agreement”) with SVB, effective April 2, 2020, which amends certain provisions of the Loan and Security Agreement, between the Company and SVB.

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

The Term Debt of $8,000 bears an interest rate equal to the greater of (i) one-half of one percent (0.50%) above the Prime Rate and (ii) five and one-half percent (5.50%). At December 31, 2020, the interest rate was 5.69%. The Term Debt is collateralized by substantially all assets of the Company. Additionally, the Company has pledged 65% of the outstanding capital stock in the Company’s foreign subsidiary, Motus GI Medical Technologies, Ltd., to collateralize the Term Debt.

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

The Company incurred $50 of debt issuance costs related to the Term Debt. For the years ended December 31, 2020 and 2019, $25 and $4 of debt issuance costs was amortized to interest expense, respectively, using the effective interest method. The effective interest rate on the Term Debt for the years ended December 31, 2020 and 2019 was 5.69% and 6.73%, respectively. The Company accounts for its bank indebtedness at amortized cost.

Further, under the terms of the agreement, the Company must maintain unrestricted cash in accounts with the Bank of at least $10,000. The covenant was met by the Company as of December 31, 2020. The Company’s cash forecast indicates that it will need to raise additional funds during 2021, which is part of the current operating plan, in order to meet this liquidity requirement covenant during the coming year.

The Term Debt includes a subjective acceleration clause. Since March 2020, the Company has been evaluating the actual and potential business impacts related to the COVID-19 pandemic. In response to the pandemic, certain measures were taken by authorities that could result in adverse financial impacts to the Company, including requiring Company workers to stay home. The Company considered the probability of a further slow-down of its sales team and the related impact on the potential to trigger the Liquidity Covenant, along with the volatility of the capital markets, which could cause SVB to exercise the subjective acceleration clause in determining the classification of the Company’s Term Debt. When considering these factors, the Company determined the likelihood of acceleration could be probable as the pandemic continues, and therefore the Company has classified the Term Debt in current liabilities.

Future maturities of the Term Debt are as follows:

Years Ending December 31,	Amount
2021	$-
2022	2,000
2023	4,000
2024	2,000
Total	8,000
Less unamortized debt issuance costs	(21)
Total Term Debt, less debt issuance costs	$7,979

Note 9 – Commitments and Contingencies

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures. The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332. No amounts were received during the years December 31, 2020 and 2019. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR interest to date in the amount of $1,407 and $1,396 as of December 31, 2020 and 2019, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion with a rate that is currently at 4% (which may be increased under certain circumstances). The Company may be obligated to pay up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense for the years ended December 31, 2020 and 2019, and an immaterial liability at December 31, 2020 and 2019.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at December 31, 2020 and 2019 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

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

*

Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of December 31, 2020.

**	Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of December 31, 2020.

The Royalty Amount will be payable up to the later of (i) the latest expiration date of the Company’s patents issued as of December 22, 2016, or (ii) the latest expiration date of any pending patents as of December 22, 2016 that have since been issued or may be issued in the future (which is currently May 2036). Following the expiration of all such patents, the holders of the Royalty Payment Rights Certificates and the holders of the Placement Agent Royalty Payment Rights Certificates will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the consolidated balance sheets at December 31, 2020 and 2019 in the amount of $1,617 and $1,872, respectively. A gain on change in fair value of Contingent Royalty Obligation of $255 and $81 was recorded for the years ended December 31, 2020 and 2019, respectively.

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

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc., formerly a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. During the year ended December 31, 2020 and 2019, the Company recorded license fee of $172 and $18, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses.

Orchestra BioMed, Inc. will continue to pay a monthly license fee based on the shared space to the Company until the expiration of the Shared Space Agreement in September 2024. Aggregate license fees will range from $162 to $198 in any given calendar year during the term of the Shared Space Agreement.

Note 11 – Stock- based compensation

Issuance of Common Stock

Non-employee members of the Board of Directors were granted an aggregate of 103,404 shares of Common Stock as compensation, in lieu $111 of cash compensation, for service as directors during the year ended December 31, 2020. The Company recorded $56 in accrued expenses as of December 30, 2020, in relation to the service as directors for the three months ended December 31, 2020. On January 13, 2021, the non-employee members of the Board of Directors were granted an aggregate of 52,317 shares of Common Stock as compensation, in lieu of cash compensation, for service as directors during the fourth quarter of 2020, pursuant to the Company’s non-employee director compensation policy. The number of shares granted to the Company’s directors, in lieu of cash compensation, is determined by the dollar amount of quarterly fees due under the non-employee director compensation policy divided by the fair market value of a share of Common Stock as of the grant date.

On September 1, 2020 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) under which it sold and issued to an institutional investor (the “Holder”), in a registered direct offering, an aggregate of 3,200,000 shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”), and pre-funded warrants to purchase an aggregate of 5,533,625 shares of Common Stock (the “Pre-Funded Warrants”). The offering price was $1.145 for each share of Common Stock and $1.144 for each Pre-Funded Warrant. The Pre-Funded Warrants were immediately exercisable at a price of $0.001 per share of Common Stock. The shares of common stock into which the Pre-Funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. Pursuant to the Securities Purchase Agreement, in a concurrent private placement, the Company has also agreed to issue to the purchaser warrants to purchase up to 8,733,625 shares of Common Stock (the “Private Placement Warrants”). These warrants were immediately exercisable at an exercise price of $1.30 per share and expire on the fifth anniversary of the date of issuance. In connection with the closing of the offering, the Company received gross proceeds of $9,994 before deducting placement agent fees and other offering expenses of $849, from the issuance of the Common Stock, the Pre-Funded Warrants and the Private Placement Warrants.

Issuance of Warrants to Purchase Common Stock

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

On February 6, 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 120,000 shares of common stock of the Company. The warrants will vest over a one-year period on a monthly basis and expire three years from the date of issuance. 60,000 of the granted warrants are exercisable at a price equal to $2.16 per share of common stock and 60,000 of the remaining warrants granted are exercisable at a price equal to $3.50 per share of common stock. The fair value of the warrants were valued on the date of grant at $112 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.43%; (2) expected life in years of 3.0; (3) expected stock volatility of 74.82%; and (4) expected dividend yield of 0%. The Company recorded $102 as general and administrative expense in the accompanying consolidated statement of comprehensive loss in relation to the consulting agreement for the year ended December 31, 2020.

On June 11, 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 50,000 shares of common stock of the Company which vested immediately. The warrants are exercisable at $1.17 per share and expire three years from the date of issuance. The fair value of the warrants were valued on the date of grant at $28 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.22%; (2) expected life in years of 3.0; (3) expected stock volatility of 73.06%; and (4) expected dividend yield of 0%. The Company recorded $28 as general and administrative expense in the accompanying consolidated statement of comprehensive loss in relation to the consulting agreement for the year ended December 31, 2020. On July 10, 2020 and August 3, 2020, the Company issued an aggregate of 50,000 shares of common stock upon exercise of the warrant which resulted in aggregate proceeds of approximately $59.

In connection with the Securities Purchase Agreement, as described above, the Company issued the Pre-Funded Warrants to purchase up to 5,533,625 shares of its common stock with the aggregate exercise price already being pre-funded to the Company on September 1, 2020 and, consequently, no additional consideration other than the nominal exercise price of $0.001 per warrant share shall be required to be paid to effect any exercise of the Pre-Funded Warrants. The Pre-Funded Warrants will be exercisable until it is exercised in full. Pursuant to the Securities Purchase Agreement, on September 1, 2020, the Company also issued the Private Placement Warrants to purchase 8,733,625 of its common stock at an exercise price of $1.30 per share that expires on September 1, 2025. The terms of both warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Therefore, the warrants have been classified as equity upon issuance. As of February 16, 2021, the Pre-Funded Warrants for 5,533,625 shares of common stock and the Private Placement Warrants for 8,733,625 shares of common stock have been exercised.

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	2,629,468	$5.24	3.58	$-
Granted	141,333	5.62
Forfeited	(25,000)	7.39
Outstanding at December 31, 2019	2,745,801	5.24	2.58	$-
Granted	14,437,250	1.25
Exercised	(50,000)	1.17		*
Forfeited	(75,000)	8.71
Outstanding and exercisable at December 31, 2020	17,058,051	$1.86	5.78	$-

*	represents amount less than $1,000

As of December 31, 2020 17,048,051 shares of the Company’s common stock were issuable upon exercise of outstanding warrants.

Stock Options

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of our common stock than would otherwise occur. On January 1, 2021, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 1,936,339 shares. Under the 2016 Plan, effective as of January 1, 2021, the maximum number of shares of the Company’s common stock authorized for issuance is 7,592,663. As of December 31, 2020, there were 387 shares of common stock available for future grant under the 2016 Plan.

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	2,520,101	$4.32	8.72	$-
Granted	1,242,144	4.02
Exercised	(416)	3.78		*
Forfeited	(242,060)	4.24
Outstanding at December 31, 2019	3,519,769	4.22	7.91	-
Granted	2,650,666	1.46
Forfeited	(1,141,316)	3.17
Outstanding at December 31, 2020	5,029,119	$3.00	7.96	$-

*	represents amount less than $1,000

The options granted during the years ended December 31, 2020 and 2019 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the year ended December 31,
	2020	2019
Expected term, in years	5.6	5.8
Expected volatility	82.70%	72.89%
Risk-free interest rate	0.86%	2.34%
Dividend yield	-	-
Grant date fair value	$1.83	$2.58

As of December 31, 2020, unamortized share based compensation for stock options was $2,131, with a weighted-average recognition period of 0.81 years.

As of December 31, 2020, outstanding options to purchase 2,537,941 shares of common stock were exercisable with a weighted-average exercise price per share of $4.18.

For the years ended December 31, 2020 and 2019, the Company recorded $2,299 and $2,393, respectively, for share based compensation expense related to stock options.

Restricted Stock Units

The Company recorded $476 and $280 as general and administrative expense in the accompanying consolidated statements of comprehensive loss for the years ended December 31, 2020 and 2019, respectively, in relation to the aggregate 501,265 restricted stock units issued to date to the executives and directors.

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Aggregate Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	165,000	$4.91
Granted	76,112	4.32
Vested	(55,523)	4.76
Nonvested at December 31, 2019	185,589	$4.71
Granted	260,154	2.16
Vested	(107,818)	3.59
Nonvested at December 31, 2020	337,925	$3.10

At December 31, 2020, unamortized stock compensation for restricted stock units was $897, with a weighted-average recognition period of 1.08 years.

Stock- based Compensation

The following table sets forth total non-cash share based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit awards by operating statement classification for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Research and development	$588	$697
Sales and marketing	340	325
General and administrative	1,977	2,183
Total	$2,905	$3,205

Note 12 – Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company had deferred tax assets of $22.3 million and $17.3 million, respectively, against which a full valuation allowance of $22.3 million and $17.3 million, respectively, had been recorded. The change in the valuation allowance for the year ended December 31, 2020 was an increase of $5.0 million. The increase in the valuation allowance for the year ended December 31, 2020 was mainly attributable to increases in net operating losses and non-deductible share based compensation, which resulted in an increase in the deferred tax assets with a corresponding valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards – Federal and state	$3,371	$2,183
Net operating loss carryforwards – Israel	16,323	12,680
Share based compensation	1,268	1,004
Capitalized research and development	734	731
Accrued liabilities and reserves	743	841
Total deferred tax assets	22,439	17,439
Deferred tax liabilities:
Right of use asset	(132)	(168)
Other	(16)	(5)
Total deferred tax liabilities	(148)	(173)
Net deferred tax assets before valuation allowance	22,291	17,266
Valuation allowance	(22,291)	(17,266)
Net deferred tax assets after valuation allowance	$-	$-

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2020 and 2019 is as follows:

	For the Year Ended December 31,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.2	0.9
U.S. vs. foreign tax rate differential	1.5	1.7
Non-deductible expenses	(0.6)	(1.4)
Change in valuation allowance	(26.1)	(22.2)
Effective tax rate	-%	-%

The Company had approximately $91.0 million and $71.0 million of gross net operating loss (“NOL”) carryforwards (federal, state and Israel) as of December 31, 2020 and 2019, respectively. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited.

A reconciliation of the Company’s NOLs for the years ended December 31, 2020 and 2019 is as follows:

	December 31,
	2020	2019
U.S. Federal NOL’s	$10,724	$8,630
U.S. State NOL’s	9,314	7,219
Israel NOL’s	70,971	55,132
Total NOL’s	$91,009	$70,981

The Company’s federal and state NOL’s of $3.3 million and $9.3 million, respectively, begin to expire after 2036 through 2040. The Company’s federal NOL of $7.4 million, generated since 2018, and the Israel NOL of $71.0 million do not expire. A check the box election for Israel was made and accepted by the IRS as of January 1st, 2019.  As such, approximately $21.2 million of Israeli NOLs are available for use in the U.S and have an indefinite life.

The Company follows guidance on accounting for uncertainty in income taxes which prescribes a minimum threshold a tax position is required to meet before being recognized in the financial statements. The Company does not have any liabilities as of December 31, 2020 and 2019 to account for potential income tax exposure. The Company is obligated to file income tax returns in the U.S. federal jurisdiction, several U.S. States and Israel. Since the Company had losses in the past, all prior years that generated net operating loss carry-forwards are open and subject to audit examination in relation to the net operating loss generated from those years. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in the United States, the impact of which was not material.

Note 13 – Restructuring

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

During the year ended December 31, 2020 the Company recorded charges of $624 related to the 2020 Plan, of which $445 were related to employee severance and other benefits included in sales and marketing expense and research and developments expense in the statement of comprehensive loss and $179 were related to lease termination and fixed asset impairments included in general and administrative expenses in the statement of comprehensive loss. There are no remaining unpaid liabilities related to restructuring charges as of December 31, 2020.

Note 14 – Subsequent Events

On January 27, 2021, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the Holder, at which time 8,000,000 of the Private Placement Warrants remained outstanding, due to the prior exercise of 733,625 of the Private Placement Warrants on January 22, 2021. Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of its remaining outstanding 8,000,000 Private Placement Warrants for cash, the Company agreed to issue to the Holder, new warrants (the “New Warrants”) to purchase 0.75 shares of Common Stock for each share of Common Stock issued upon such exercise of the remaining 8,000,000 Private Placement Warrants pursuant to the Exercise Agreement, or an aggregate of 6,000,000 New Warrants. The terms of the New Warrants are substantially similar to those of the Private Placement Warrants, except that the New Warrants will have an exercise price of $2.12, will be immediately exercisable and will expire five years from the date of the Exercise Agreement. In addition, the Holder paid a cash payment of $0.10 for each New Warrant issued to the Holder, for an aggregate of $600,000 to the Company. The Company received aggregate gross proceeds before expenses of approximately $11.0 million from the exercise of all of the remaining 8,000,000 outstanding Private Placement Warrants held by the Holder and the payment of the purchase price for the New Warrants.

In connection with the Exercise Agreement, the Company entered into a financial advisory agreement (the “Letter Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which A.G.P. acted as exclusive financial advisor to the Company in this transaction and received a cash fee of $300,000 upon full cash exercise of the Private Placement Warrants. As additional compensation, A.G.P. will receive a cash fee equal to $200,000 upon the cash exercise in full of the New Warrants.

On January 20, 2021, the Company entered into a services agreement with a service provider whereby it agreed to issue warrants to purchase an aggregate 340,020 shares of common stock of the Company with an exercise price equal to $1.75 per share of common stock, which will vest over a one-year period on a monthly basis and will have an exercise period of three years from the date of issuance.

On February 17, 2021, the Company’s Compensation Committee approved the issuance of 949,500 options, in the aggregate, to executives and employees which vest over a three-year period on a quarterly basis to purchase shares of the Company’s common stock with an exercise price equal to $1.78 per share of common stock.

On February 17, 2021, the Company’s Compensation Committee approved the issuance of 160,000 restricted stock unit awards to non-employee directors which vest on the first anniversary of the date of grant, and 266,000 restricted stock unit awards, to executives which vest over a three-year period on a quarterly basis.

On February 17, 2021, the Company’s Compensation Committee approved the issuance of 160,000 options, in the aggregate, to non-employee directors which vest on the first anniversary of the date of grant to purchase shares of the Company’s common stock with an exercise price equal to $1.78 per share of common stock.

On February 17, 2021, the Company’s Compensation Committee approved a modification to the non-employee director compensation policy to permit payment of the fees for service as directors for 2021 in grants of the Company’s common stock, in lieu of cash compensation. Non-employee members of the Board of Directors were granted an aggregate of 121,237 shares of common stock at a price equal to $1.78 per share of common stock, as compensation, in lieu of $216 of cash compensation, for service as directors for 2021.