Form 10-Q
period 2021-03-31
Motus GI Holdings, Inc.
filed 2021-05-13
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 4, 2021, 46,779,028 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Motus GI Holdings, Inc. and Subsidiaries

i

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$27,749	$20,819
Accounts receivable	74	35
Inventory	770	805
Prepaid expenses and other current assets	1,221	448
Total current assets	29,814	22,107

Fixed assets, net	1,312	1,178
Right-of-use assets	730	766
Other non-current assets	13	13
Total assets	$31,869	$24,064

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,015	$2,333
Operating lease liabilities - current	243	238
Other current liabilities	4	60
Term debt, net of debt discount of $19 and $21, respectively	7,981	7,979
Total current liabilities	10,243	10,610

Contingent royalty obligation	1,697	1,617
Operating lease liabilities - non-current	504	547
Total liabilities	12,444	12,774
Commitments and contingent liabilities (Note 9)
Shareholders’ equity
Preferred Stock $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common Stock $0.0001 par value; 115,000,000 shares authorized; 46,779,028 and 32,272,309 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5	3
Additional paid-in capital	127,790	115,008
Accumulated deficit	(108,370)	(103,721)
Total shareholders’ equity	19,425	11,290
Total liabilities and shareholders’ equity	$31,869	$24,064

(*)	Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020

Revenue	$51	$28

Operating expenses:
Costs of revenue - sales	28	30
Research and development	1,345	1,935
Sales and marketing	676	1,863
General and administrative	2,444	2,912
Total costs and expenses	4,493	6,740
Operating loss	(4,442)	(6,712)

Gain (loss) on change in estimated fair value of contingent royalty obligation	(80)	321
Finance expense, net	(117)	(112)
Foreign currency loss	(10)	(8)

Net loss	(4,649)	(6,511)
Deemed dividends from warrant issuance	(6,145)	-
Net loss attributable to common shareholders	$(10,794)	$(6,511)

Basic and diluted loss per common share:
Net loss	$(0.11)	$(0.23)
Net loss attributable to common shareholders	$(0.25)	$(0.23)
Weighted average number of common shares outstanding, basic and diluted	42,230,001	28,817,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2021	32,272,309	$3	$115,008	$(103,721)	$11,290
Issuance of common shares upon vesting of restricted stock units	65,915	-	-	-	-
Issuance of common shares upon exercise of warrants, net of financing costs of $366	14,267,250	2	11,591	-	11,593
Issuance of common stock for board of directors’ compensation	173,554	-	272	-	272
Share based compensation	-	-	919	-	919
Net loss	-	-	-	(4,649)	(4,649)
Balance at March 31, 2021	46,779,028	$5	$127,790	$(108,370)	$19,425

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2020	28,811,087	$3	$102,789	$(84,464)	$18,328
Issuance of common shares upon vesting of restricted stock units	15,070	-	-	-	-
Share based compensation	-	-	804	-	804
Net loss	-	-	-	(6,511)	(6,511)
Balance at March 31, 2020	28,826,157	$3	$103,593	$(90,975)	$12,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,649)	$(6,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	76
Amortization of debt issuance costs	2	19
(Gain) loss on change in estimated fair value of contingent royalty obligation	80	(321)
Share based compensation	919	804
Issuance of common stock for board of directors’ compensation	55	-
Impairment of fixed assets	-	9
Non-cash operating lease expense	36	48
Changes in operating assets and liabilities:
Accounts receivable	(39)	60
Inventory	33	(354)
Prepaid expenses and other current assets	(687)	(819)
Accounts payable and accrued expenses	(296)	(17)
Operating lease liabilities - current and non-current	(38)	(55)
Other current liabilities	(56)	(146)
Net cash used in operating activities	(4,542)	(7,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(139)	(33)
Proceeds from sale of available-for-sale securities	-	8,203
Net cash provided by (used in) investing activities	(139)	8,170

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise and purchase of warrants	11,959	-
Financing fees	(348)	(34)
Net cash provided by (used in) financing activities	11,611	(34)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,930	929
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,819	20,528
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,749	$21,457

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$110	$97

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Common stock issued to settle accrued expenses for board of directors’ compensation	$56	$-
Common stock issued for prepaid board of directors’ compensation	$162	$-
Reclassification of inventory to fixed assets	$2	$136
Reclassification of prepaid expenses to fixed assets	$75	$-
Purchase of fixed assets in accounts payable and accrued expenses	$16	$-
Financing costs incurred but unpaid at period end	$18	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements
(unaudited, in thousands, except share and per share amounts)

Note 1 – Description of Business

Motus GI Holdings, Inc. (the “Company”) was incorporated in Delaware, U.S.A. in September 2016. The Company and its subsidiaries, Motus GI Technologies, Ltd. and Motus GI, LLC., are collectively referred to as “Motus GI” or the “Company”.

The Company has developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate gastrointestinal (“GI”) endoscopy procedures.  The Pure-Vu System has received a CE Mark in the EU for use on colonoscopy.  The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques.  Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. The Company began commercialization in the fourth quarter of 2019, with the first commercial placements of its second generation Pure-Vu System as part of its initial U.S. market launch targeting early adopter hospitals. The Company does not expect to generate significant revenue from product sales until the COVID-19 pandemic has subsided and it expands its commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Note 2 – Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2020 10-K filed with the SEC on March 16, 2021. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2020 balance sheet information was derived from the audited financial statements as of that date.

To date, the Company has generated minimal revenues, experienced negative operating cash flows and has incurred substantial operating losses from its activities. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through the issuance of debt or equity.  While the full impact of the COVID-19 pandemic continues to evolve, the financial markets have been subject to significant volatility that adversely impacts the Company’s ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, mobility restraints, and changing priorities could also affect the Company’s ability to enter into key agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as certain medical services and supplies, have spiked, while demand for other goods and services have fallen. The future progression of the outbreak and its effects on the Company’s business and operations are uncertain. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. These disruptions may negatively impact the Company’s sales, its results of operations, financial condition, and liquidity in 2021.

The Company has financed its operations primarily through sales of equity-related securities. As of March 31, 2021, the Company had an accumulated deficit of $108,370, total current assets of $29,814 and total current liabilities of $10,243 resulting in working capital of $19,571. For the three months ended March 31, 2021 the Company incurred a net loss of $4,649. As of March 31, 2021, the Company had cash and cash equivalents of $27,749. Under the terms of the loan agreement with Silicon Valley Bank (“SVB”), the Company must maintain unrestricted cash in accounts held at SVB of at least $10,000 (the “Liquidity Covenant”). The Company will need to raise additional capital or generate substantial revenue in order to ensure compliance with the Liquidity Covenant to support its development and commercialization efforts. If adequate funds are not available to the Company on a timely basis, or at all, it may breach the Liquidity Covenant, in which case, the Company would be required to immediately pledge to the bank and thereafter maintain in a separate account, unrestricted and unencumbered cash in an amount equal to the amount then outstanding under the loan agreement.

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

Note 3 – Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021.

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

Revenue recognition

Sales contracts executed for the second generation Pure-Vu System are accounted for in accordance with ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”) to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled to. The Pure-Vu System consists of a Workstation and single use disposable sleeves (“Disposables”). For contracts outside the scope of ASC 606, the Company determines income for proposed supply arrangements under 1) ASC 842 as it pertains to an embedded lease of the Workstation within a proposed supply arrangement and 2) ASC 606 for the sale of the Disposables within the proposed supply arrangement. The Company allocates the transaction price to the performance obligations within the proposed supply arrangements using the total estimated purchases method for both (i) arrangements that contain minimum purchase commitments and (ii) those arrangements that do not contain a minimum purchase commitment, but instead offer a volume discount for purchases that exceed a specified tier. During the three months ended March 31, 2021, the Company recognized revenue of $51, which primarily consisted of $36 in accordance with ASC 606 and $15 in accordance with ASC 842. During the three months ended March 31, 2020, the Company recognized revenue of $28 in accordance with ASC 606.

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

Net loss attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed preferred stock dividends declared, amortized or accumulated. The Company recorded a deemed dividend for the issuance of warrants during three months ended March 31, 2021 of $6,145. The deemed dividend is added to the net loss in determining the net loss available to common stockholders.

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2021, and December 31, 2020, the Company had a full valuation allowance against its deferred tax assets.

For the three months ended March 31, 2021 and 2020, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2021 and 2020, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, or ASU 2019-12, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard was adopted on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial position or results of operations.

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

Note 4 –Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Contingent royalty obligation	$-	$-	$1,697	$1,697

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Contingent royalty obligation	$-	$-	$1,617	$1,617

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of a contingent royalty obligation, during the three months ended March 31, 2021 was as follows:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2020	$1,617
Change in estimated fair value of contingent royalty obligation	80
Balance at March 31, 2021	$1,697

The contingent royalty obligation is re-measured at each balance sheet date using several assumptions, including the following: 1) estimated sales growth, 2) length of product cycle, 3) patent life, 4) discount rate (21% as of March 31, 2021 and December 31, 2020), and 5) rate of royalty payment (3% as of March 31, 2021 and December 31, 2020).

In accordance with ASC-820-10-50-2(g), the Company performed sensitivity analyses of the liability, which was classified as a Level 3 financial instrument. The contingent royalty obligation estimate may be significantly impacted by changes in assumptions used in these analyses. For example, the Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $264 and a 2% increase in the discount rate would decrease the liability by approximately $62.

Note 5 – Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. There were no inventory write-down charges for the three months ended March 31, 2021 and 2020.

Inventory at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$248	$333
Work-in-process	5	211
Finished goods	766	529
Inventory reserve	(249)	(268)
Inventory, net	$770	$805

Note 6 – Fixed assets, net

Fixed assets, summarized by major category, consist of the following for the years ended:

	March 31, 2021	December 31, 2020
Office equipment	$167	$167
Computers and software	303	299
Machinery	649	455
Lab and medical equipment	1,072	1,039
Leasehold improvements	186	185
Total	2,377	2,145
Less: accumulated depreciation and amortization	(1,065)	(967)
Fixed assets, net	$1,312	$1,178

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $98 and $76, respectively. The Company incurred a loss on the impairment of fixed assets in the amount of $0 and $9 for the three months ended March 31, 2021 and 2020, respectively.

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

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Lease Cost
Operating lease cost, net of related party license fee	$32	$55
Variable lease cost	30	29
Total lease cost	$62	$84

	As of March 31,	As of December 31,
	2021	2020
Assets
Operating lease, right-of-use- asset	$730	$766
Liabilities
Current
Operating lease liabilities	$243	$238
Non-current
Operating lease liabilities, net of current portion	504	547
Total lease liabilities	$747	$785

Other information:
Weighted average remaining lease term - operating leases	3.12 years	3.33 years
Weighted-average discount rate - operating leases	7.73%	7.78%

The Company records operating lease payments to lease expense using the straight-line method. The Company’s lease expense was $62 and $84 for the three months ended March 31, 2021 and 2020, respectively, included in general and administrative expenses which is net of the related party license fee of $47 and $35 for the three months ended March 31, 2021 and 2020, respectively (see Note 10).

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

The Term Debt of $8,000 bears an interest rate equal to the greater of (i) one-half of one percent (0.50%) above the Prime Rate and (ii) five and one-half percent (5.50%). At March 31, 2021, the interest rate was 5.50%. The Term Debt is collateralized by substantially all assets of the Company. Additionally, the Company has pledged 65% of the outstanding capital stock in the Company’s foreign subsidiary, Motus GI Medical Technologies, Ltd., to collateralize the Term Debt.

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

The Company incurred $50 of debt issuance costs related to the Term Debt. For the three months ended March 31, 2021 and 2020, $2 and $19 of debt issuance costs was amortized to interest expense, respectively, using the effective interest method. The effective interest rate on the Term Debt for the three months ended March 31, 2021 was 5.69%. The Company accounts for its bank indebtedness at amortized cost.

Further, under the terms of the agreement, the Company must maintain unrestricted cash in accounts with the Bank of at least $10,000. The covenant was met by the Company as of March 31, 2021. The Company’s cash forecast indicates that it will need to raise additional funds during 2021, which is part of the current operating plan, in order to meet this liquidity requirement covenant during the coming year.

The Term Debt includes a subjective acceleration clause. The Company has been continuously evaluating the actual and potential business impacts related to the COVID-19 pandemic. In response to the pandemic, certain measures were taken by authorities that could result in adverse financial impacts to the Company, including requiring Company workers to stay home. The Company considered the probability of a further slow-down of its sales team and the related impact on the potential to trigger the Liquidity Covenant, along with the volatility of the capital markets, which could cause SVB to exercise the subjective acceleration clause in determining the classification of the Company’s Term Debt. When considering these factors, the Company determined the likelihood of acceleration could be probable as the pandemic continues, and therefore the Company has classified the Term Debt in current liabilities.

Future maturities under the amended terms of the Term Debt are as follows:

Years Ending December 31,	Amount
2021 (remaining nine months)	$-
2022	2,000
2023	4,000
2024	2,000
Total	8,000
Less unamortized debt issuance costs	(19)
Total Term Debt, less debt issuance costs	$7,981

Note 9 – Commitments and Contingencies

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures. The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332. No amounts were received during the three months ended March 31, 2021 and 2020. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR interest to date in the amount of $1,410 and $1,407 as of March 31, 2021 and December 31, 2020, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion with a rate that is currently at 4% (which may be increased under certain circumstances). The Company may be obligated to pay up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense for the three months ended March 31, 2021 and 2020, and an immaterial liability at March 31, 2021 and December 31, 2020.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at March 31, 2021 and December 31, 2020 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

*	Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of March 31, 2021.

**	Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Royalty Payment Rights Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of March 31, 2021.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the consolidated balance sheets at March 31, 2021 and December 31, 2020 in the amount of $1,697 and $1,617, respectively. A loss on change in fair value of Contingent Royalty Obligation of $80 and a gain on change in fair value of Contingent Royalty Obligation of $321 was recorded for the three months ended March 31, 2021 and 2020, respectively.

Other Commitments and Contingencies

The Company has a severance contingency for severance payments to its CEO, COO, and CFO in the aggregate of approximately $1,408, in the event that they are terminated without cause or leave due to good reason, as outlined in their employee agreements. Management estimates that the likelihood of payment is remote; therefore, no liability was reflected in these consolidated financial statements.

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

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc., formerly a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. During the three months ended March 31, 2021 and 2020, the Company recorded license fee of $47 and $35, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses. As of March 31, 2021 and December 31, 2020, the Company recorded a related party receivable of $2 and $0, respectively.

Orchestra BioMed, Inc. will continue to pay a monthly license fee based on the shared space to the Company until the expiration of the Shared Space Agreement in September 2024. Aggregate license fees will range from $162 to $198 in any given calendar year during the term of the Shared Space Agreement.

Note 11 – Stock-based compensation

Issuance of Common Stock

On January 13, 2021, the non-employee members of the Board of Directors were granted an aggregate of 52,317 shares of Common Stock as compensation, in lieu of cash compensation, for service as directors during the fourth quarter of 2021, pursuant to the Company’s non-employee director compensation policy. The Company recorded $56 in accrued expenses as of December 31, 2020 for director services during the three months ended December 31, 2020. The number of shares granted to the Company’s directors, in lieu of cash compensation, was determined by the dollar amount of quarterly fees due under the non-employee director compensation policy divided by the fair market value of a share of Common Stock as of the grant date which was $1.08.

On February 17, 2021, the Company’s Compensation Committee approved a modification to the non-employee director compensation policy to permit payment of the fees for service as directors for 2021 in grants of the Company’s common stock, in lieu of cash compensation. Non-employee members of the Board of Directors were granted an aggregate of 121,237 shares of common stock at a price equal to $1.78 per share of common stock, as compensation, in lieu of $216 of cash compensation, for service as directors for 2021. As of March 31, 2021, the Company recorded $162 in prepaid board of directors’ compensation. For the three months ended March 31, 2021, the Company recorded $55 of expense in relation to the board of directors’ compensation.

Issuance of Warrants to Purchase Common Stock

On February 6, 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 120,000 shares of common stock of the Company. The warrants will vest over a one-year period on a monthly basis and expire three years from the date of issuance. 60,000 of the granted warrants are exercisable at a price equal to $2.16 per share of common stock and 60,000 of the remaining warrants granted are exercisable at a price equal to $3.50 per share of common stock. The fair value of the warrants were valued on the date of grant at $112 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.43%; (2) expected life in years of 3.0; (3) expected stock volatility of 74.82%; and (4) expected dividend yield of 0%. The Company recorded $9 and $19 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss in relation to the consulting agreement for the three months ended March 31, 2021 and 2020, respectively.

On January 20, 2021, the Company entered into a services agreement with a service provider whereby it agreed to issue warrants to purchase an aggregate 340,020 shares of common stock of the Company with an exercise price equal to $1.75 per share of common stock, which will vest over a one-year period on a monthly basis and will have an exercise period of three years from the date of issuance. The fair value of the warrants were valued on the date of grant at $355 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.19%; (2) expected life in years of 3.0; (3) expected stock volatility of 100.99%; and (4) expected dividend yield of 0%. The Company recorded $59 as general and administrative expense in the accompanying consolidated statement of comprehensive loss in relation to the consulting agreement for the three months ended March 31, 2021.

On August 28, 2020 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) under which it sold and issued to an institutional investor (the “Holder”), in a registered direct offering, an aggregate of 3,200,000 shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”), and pre-funded warrants to purchase an aggregate of 5,533,625 shares of Common Stock (the “Pre-Funded Warrants”) at an exercise price of $0.001 per share. During the three months ended March 31, 2021, the Pre-Funded Warrants for 5,533,625 shares of common stock were exercised which resulted in aggregate proceeds of $6.

Pursuant to the Securities Purchase Agreement, as described above, in a concurrent private placement, the Company also agreed to issue to the purchaser warrants to purchase up to 8,733,625 shares of Common Stock (the “Private Placement Warrants”). These warrants were immediately exercisable at an exercise price of $1.30 per share and expire on the fifth anniversary of the date of issuance. On January 27, 2021, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the Holder, at which time 8,000,000 of the Private Placement Warrants remained outstanding, due to the prior exercise of 733,625 of the Private Placement Warrants on January 22, 2021. Pursuant to the Exercise Agreement, the Holder agreed to exercise the remaining outstanding 8,000,000 Private Placement Warrants. In consideration of the exercise, the Company agreed to sell to the Holder, new warrants (the “New Warrants”) to purchase 0.75 shares of Common Stock for each share of Common Stock issued upon such exercise of the remaining 8,000,000 Private Placement Warrants pursuant to the Exercise Agreement, or an aggregate of 6,000,000 New Warrants. In addition, the Holder paid a cash payment of $0.10 for each New Warrant issued to the Holder, for an aggregate of $600,000 to the Company. The Company received aggregate gross proceeds before expenses of approximately $11.0 million from the exercise of all of the remaining 8,000,000 outstanding Private Placement Warrants held by the Holder and the payment of the purchase price for the New Warrants. The terms of the New Warrants are substantially similar to those of the Private Placement Warrants, except that the New Warrants will have an exercise price of $2.12, will be immediately exercisable and will expire five years from the date of the Exercise Agreement. The aggregate of 6,000,000 New Warrants were issued in four tranches during the first quarter of 2021 as the 8,000,000 Private Placement Warrants were exercised. The fair values of the 6,000,000 New Warrants were valued on the date of grant of each tranche and totaled in aggregate of $6,745 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rates with a range of 0.41%-0.57%.; (2) expected life in years with a range of 4.95-5.00; (3) expected stock volatilities with a range of 103.00%-103.23%; and (4) expected dividend yields of 0%. The Company recognized the excess fair value of the New Warrants above the aggregate purchase price as a deemed dividend of $6,145. However, as the Company is in an accumulated deficit position as of the issuance dates, the resulting deemed dividend was recorded as a reduction of additional paid-in capital, however the deemed divided was included in net loss attributable to common shareholders in the calculation of loss per share.

In connection with the Exercise Agreement, the Company entered into a financial advisory agreement (the “Letter Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which A.G.P. acted as exclusive financial advisor to the Company in this transaction and received a cash fee of $300 upon full cash exercise of the Private Placement Warrants, which was included in financing fees in the consolidated statement of shareholders’ equity, as of March 31, 2021. As additional compensation, A.G.P. will receive a cash fee equal to $200 upon the cash exercise in full of the New Warrants.

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2020	17,058,051	$1.86	5.78	$-
Granted	6,340,020	2.10
Exercised	(14,267,250)	1.24		387
Outstanding at March 31, 2021	9,130,821	$3.00	3.95	$-

As of March 31, 2021, 8,847,471 warrants were exercisable.

Stock Options

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of the Company’s common stock than would otherwise occur. On January 1, 2021, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 1,936,669 shares. Under the 2016 Plan, effective as of January 1, 2021, the maximum number of shares of the Company’s common stock authorized for issuance is 7,592,663. As of March 31, 2021, there were 371,577 shares of common stock available for future grant under the 2016 Plan.

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,029,119	$3.00	7.96	$-
Granted	1,109,500	1.78
Forfeited	(143,905)	3.73
Outstanding at March 31, 2021	5,994,714	$2.76	8.26	$-

The Company estimated the fair value of each stock option award using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term, in years	5.7	5.8
Expected volatility	106.90%	79.59%
Risk-free interest rate	0.71%	1.49%
Dividend yield	-	-
Grant date fair value	$1.43	$0.95

As of March 31, 2021, unamortized share-based compensation for stock options was $3,006, with a weighted-average recognition period of 1.07 years.

As of March 31, 2021, outstanding options to purchase 2,645,219 shares of common stock were exercisable with a weighted-average exercise price per share of $4.14.

For the three months ended March 31, 2021 and 2020, the Company recorded $669 and $682, respectively, for share based compensation expense related to stock options.

Restricted Stock Units

On February 17, 2021, the Company’s Compensation Committee approved the issuance of 160,000 restricted stock unit awards to non-employee directors which vest on the first anniversary of the date of grant, and 266,000 restricted stock unit awards, to executives which vest over a three-year period on a quarterly basis. The aggregate fair value of the restricted stock unit awards granted was estimated to be $758 using the market price of the stock on the date of the grant which is expensed using the straight-line method over a three-year period.

The Company recorded $182 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three months ended March 31, 2021, in relation to the aggregate 501,265 restricted stock units issued to date to the CEO, executives, and directors.

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	337,925	$3.10
Granted	426,000	1.78
Vested	(65,915)	2.75
Nonvested at March 31, 2021	698,010	$2.33

As of March 31, 2021, unamortized share compensation for restricted stock units was $1,473, with a weighted-average recognition period of 1.12 years.

Share-based Compensation

The following table sets forth total non-cash share-based compensation for the issuance of options to purchase common stock, warrants to purchase common stock, and restricted stock unit award by operating statement classification for the three months ended March 31, 2021 and 2020:

	Three Months ended March 31,
	2021	2020
Research and development	$134	$223
Sales and marketing	117	128
General and administrative	668	453
Total	$919	$804

Note 12 – Subsequent Events

Effective April 1, 2021, the Company entered into a services agreement with a service provider whereby it agreed to issue 50,000 shares of common stock of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We have developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate gastrointestinal (“GI”) endoscopy procedures.  The Pure-Vu System has received a CE Mark in the EU for use on colonoscopy.  The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques.  Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. Challenges exist for inpatient colonoscopy and endoscopy, particularly for patients who are elderly, with comorbidities, or active bleeds, where the ability to visualize, diagnose and treat is often compromised due to debris, including fecal matter, blood, or blood clots.  We believe this is especially true in high acuity patients, like upper GI bleeds where the existence of blood and blood clots can impair a physician’s view and removing them can be critical in allowing a physician the ability to identify and treat the source of bleeding on a timely basis.  We believe the Pure-Vu System may lead to positive outcomes and lower costs for hospitals by safely and quickly improving visualization of the colon and upper GI tract, enabling effective diagnosis and treatment the first time.  In multiple clinical studies to date, involving the treatment of challenging inpatient and outpatient cases, the Pure-Vu System has consistently helped achieve adequate bowel cleanliness rates greater than 95% following a reduced prep regimen. We also believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we estimate that during 2021 approximately 1.5 million inpatient colonoscopy procedures will be performed in the U.S. and approximately 4.8 million worldwide.  Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. We began commercialization in the fourth quarter of 2019, with the first commercial placements of our second generation Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals. We do not expect to generate significant revenue from product sales until the COVID-19 pandemic has subsided and we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Recent Developments

At the beginning of March 2021, we presented a request for an ICD-10 code at a Center for Medicare and Medicaid Services meeting, which is part of our broader strategy to obtain reimbursement for certain inpatient and outpatient procedures where the Pure-Vu System can help facilitate visualization of inadequately prepared colons in high medical need patients.

Our clinical research efforts are currently focused on critical patient populations such as acute lower GI bleeds, where time to a successful colonoscopy can be clinically impactful. We are working with a major hospital system on a study that has recently initiated enrollment that is focused on eliminating the barrier of traditional preparation to facilitate urgent colonoscopies in significant lower GI bleed patients. In this study the patients will ingest minimal to no purgative based preparation and only receive two tap water enemas prior to the procedure.

On April 30, 2021, we announced  that we have received 510(k) clearance from the FDA for a version of the Pure-Vu System that is compatible with gastroscopes used during upper gastrointestinal (GI) endoscopy procedures to remove blood, blood clots and debris in order to provide a clear field-of-view for the endoscopist. The device is designed to integrate with therapeutic gastroscopes to enable safe and rapid cleansing during the procedure, while preserving established procedural workflow and techniques.

Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The existence of blood and blood clots in these patients can impair a physician’s view, making it difficult to identify the bleed source. We believe removing adherent blood clots from the field of view is a significant need in allowing a physician the ability to identify and treat the bleed source. The mortality rate of this condition can reach up to approximately 10%, as noted in Thad Wilkins, MD, et al., American Family Physician (2012).

On May 7, 2021, we announced the publication of a sponsored Pure-Vu System® Cost Effectiveness Analysis in the Journal of Cost Effectiveness and Resource Allocation, which is titled, “Colonoscopy in poorly prepped colons. A cost effectiveness analysis comparing standard of care to a new cleansing technology.” Sponsorship of analysis and development of the manuscript was provided by us.

The publication presents new data from a cost effectiveness and resource allocation analysis of the Pure-Vu System® on the outcomes of cost, quality of life, and aversion of colorectal cancers (CRC), as compared to the current standard of care (SOC) for outpatient colonoscopy. Please refer to our current report on Form 8-K filed on May 7, 2021 for additional information with respect to the publication.

Due to the worldwide outbreak of COVID-19, the extent and duration of which is difficult to predict, our sales efforts with targeted early adopter hospitals continue to be disrupted. This disruption is specifically related to our limited on-site access at hospital accounts, an overall reduction in GI procedures, and physician and clinician time primarily being focused on care for COVID-19 patients. This has presented a temporary slow-down in commercial activities, but we expect a recovery as broader vaccination occurs. Projecting when new technology evaluations and non-critical hospital procedures will normalize across the country is challenging, and the ability of hospital systems to make capital investments in new medical technologies remains impacted. In addition to sales disruptions, we have also experienced an overall slowdown in clinical program activities.

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

Financial Operations Overview

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $4.6 million for the three months ended March 31, 2021, and we expect to continue to incur net operating losses for the foreseeable future. As of March 31, 2021, we had $27.7 million in cash and cash equivalents and an accumulated deficit of $108.4 million. We expect our expenses to increase in connection with our ongoing activities to commercialize and market the Pure-Vu System. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Furthermore, the extent of the impact and effects of the recent outbreak of the coronavirus COVID-19 on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, production delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for our Pure-Vu system is impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in Note 3 to the consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2021, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

Revenue

As of March 31, 2021, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales until we further expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Revenue totaled $51.0 thousand for the three months ended March 31, 2021, compared to $28.0 thousand for the three months ended March 31, 2020.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2021 totaled $28.0 thousand, compared to $30.0 thousand for the three months ended March 31, 2020.

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

Research and development expenses for the three months ended March 31, 2021 totaled $1.3 million, compared to $1.9 million for the three months ended March 31, 2020. The decrease of $0.6 million was primarily attributable to decreases of $0.4 million in salaries and other personnel related costs, $0.1 million in share-based compensation and $0.1 million in other research and development costs.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the three months ended March 31, 2021 totaled $0.7 million, compared to $1.9 million for the three months ended March 31, 2020. The decrease of $1.2 million was primarily attributable to decreases of $1.0 million in salaries and other personnel related cost to support our commercialization efforts of the Pure-Vu System, and $0.2 million in other sales and marketing costs.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the three months ended March 31, 2021 totaled $2.4 million, compared to $2.9 million for the three months ended March 31, 2020. The decrease of $0.5 million was primarily attributable to decreases of $0.3 million in salaries and other personnel related costs, $0.2 million in lease termination fees, and $0.2 million in professional services, partially offset with a $0.2 million increase in share-based compensation.

Other Income and Expenses

Other expense, net for the three months ended March 31, 2021 totaled $0.2 million compared to other income of $0.2 million for the three months ended March 31, 2020. The increase of $0.4 million in other expense, was primarily attributable to a gain of $0.1 million in 2021 compared to a loss of $0.3 million in 2020 from the change in estimated fair value of contingent royalty obligation.

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

On August 28, 2020 we entered into a securities purchase agreement (the “Securities Purchase Agreement”) under which we sold and issued to an institutional investor (the “Holder”), in a registered direct offering, an aggregate of 3,200,000 shares of our common stock par value $0.0001 per share (the “Common Stock”), and pre-funded warrants to purchase an aggregate of 5,533,625 shares of Common Stock (the “Pre-Funded Warrants”). The offering price was $1.145 for each share of Common Stock and $1.144 for each Pre-Funded Warrant. The Pre-Funded Warrants were immediately exercisable at a price of $0.001 per share of Common Stock. Pursuant to the Securities Purchase Agreement, in a concurrent private placement, we also agreed to issue to the Holder warrants to purchase up to 8,733,625 shares of Common Stock (the “Private Placement Warrants”). These warrants were immediately exercisable at an exercise price of $1.30 per share and expire on the fifth anniversary of the date of issuance. In connection with the closing of the offering, we received gross proceeds of $10.0 million before deducting placement agent fees and other offering expenses of $0.8 million from the issuance of the Common Stock, the Pre-Funded Warrants and the Private Placement Warrants.

On January 27, 2021, we entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the Holder, at which time 8,000,000 of the Private Placement Warrants remained outstanding, due to the prior exercise of 733,625 of the Private Placement Warrants on January 22, 2021. Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of its remaining outstanding 8,000,000 Private Placement Warrants for cash, we agreed to sell to the Holder, new warrants (the “New Warrants”) to purchase 0.75 shares of Common Stock for each share of Common Stock issued upon such exercise of the remaining 8,000,000 Private Placement Warrants pursuant to the Exercise Agreement, or an aggregate of 6,000,000 New Warrants. The terms of the New Warrants are substantially similar to those of the Private Placement Warrants, except that the New Warrants will have an exercise price of $2.12, will be immediately exercisable and will expire five years from the date of the Exercise Agreement. In addition, the Holder paid a cash payment of $0.10 for each New Warrant issued to the Holder, for an aggregate of $600,000 to the Company. We received aggregate gross proceeds before expenses of approximately $11.0 million from the exercise of all of the remaining 8,000,000 outstanding Private Placement Warrants held by the Holder and the payment of the purchase price for the New Warrants.

In connection with the Exercise Agreement, we entered into a financial advisory agreement (the “Letter Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which A.G.P. acted as exclusive financial advisor to us in this transaction and received a cash fee of $0.3 million upon full cash exercise of the Private Placement Warrants. As additional compensation, A.G.P. will receive a cash fee equal to $0.2 million upon the cash exercise in full of the New Warrants.

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which it may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million.

We have been continuously evaluating the actual and potential business impacts related to the COVID-19 pandemic. While the full impact of the pandemic continues to evolve, the financial markets have been subject to significant volatility that adversely impacts our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, mobility restraints, and changing priorities could also affect our ability to enter into key agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services have fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.

As of March 31, 2021, we had total current assets of $29.8 million and total current liabilities of $10.2 million resulting in working capital of $19.6 million. Net cash used in operating activities for the three months ended March 31, 2021 was $4.5 million, which includes a net loss of $4.6 million, offset by non-cash expenses principally related to share based compensation expense of $0.9 million, depreciation and amortization of $0.1 million, and a loss gain on the change in estimated fair value of contingent royalty obligation of $0.1 million, offset by changes in net working capital items principally related to the increase in prepaid expenses and other current assets of $0.7 million, and the increase in accounts payable and accrued expenses of $0.3 million.

Net cash used in investing activities for the three months ended March 31, 2021 totaled $0.1 million related to the purchase of fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2021 totaled $11.6 million related to proceeds from exercise and purchase of warrants of $12.0 million, offset by financing fees related to the exercise of the warrants of $0.3 million.

As of March 31, 2021, we had cash and cash equivalents of $27.7 million. We will need to raise significant additional capital to continue to fund operations and to maintain the Liquidity Covenant. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

Shelf Registration Statements

On March 26, 2019, we filed a shelf registration statement (File No. 333-230516) with the Securities and Exchange Commission (the “2019 Shelf Registration Statement”), which was declared effective on April 24, 2019, that allows us to offer, issue and sell up to a maximum aggregate offering price of $75.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of March 31, 2021, we have sold approximately $31.8 million of securities under 2019 Shelf Registration Statement.

On March 16, 2021, we filed a shelf registration statement (File No. 333-254343) with the Securities and Exchange Commission (the “2021 Shelf Registration Statement”), which was declared effective on March 26, 2021, that allows us to offer, issue and sell up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of March 31, 2021, we have not sold any securities under 2021 Shelf Registration Statement.

The 2021 Shelf Registration Statement includes a prospectus registering the at-the-market offering program pursuant to the Equity Distribution Agreement with Oppenheimer, under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million.

Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings. Each issuance under the shelf registration statements will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, for the year ended December 31, 2020 may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 16, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Form 10-Q, or such period as described below, we issued the following unregistered securities:

On January 20, 2021, we entered into a services agreement with a service provider, pursuant to which we issued a warrant to purchase 340,020 shares of our common stock in the aggregate, with an exercise price of $1.75 per share, which will vest over a one-year period on a monthly basis (the “January 2021 Consultant Warrants”). The January 2021 Consultant Warrants have a three (3) year term. The January 2021 Consultant Warrants were issued on substantially the same form as our Form of November 2018 Consultant Warrant, filed as Exhibit 4.4 of our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018, and incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

4.2	Form of New Warrant	8-K	001-38389	4.1	01/27/2021

10.1	Form of Warrant Exercise Agreement, dated as of January 27, 2021	8-K	001-38389	10.1	01/27/2021

10.2	Letter Agreement, dated as of January 27, 2021, by and between Motus GI Holdings, Inc. and A.G.P./Alliance Global Partners	8-K	001-38389	10.2	01/27/2021

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.1	XBRL Instance Document.					X

101.2	XBRL Taxonomy Extension Schema Document.					X

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.4	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.5	XBRL Taxonomy Extension Label Linkbase Document.					X

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Motus GI Holdings, Inc.

Date: May 13, 2021	By:	/s/ Timothy P. Moran
	Name:	Timothy P. Moran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)