Form 10-Q
period 2021-06-30
Motus GI Holdings, Inc.
filed 2021-08-12
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

As of August 6, 2021, 48,241,188 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Motus GI Holdings, Inc. and Subsidiaries

i

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$26,379	$20,819
Accounts receivable	73	35
Inventory	706	805
Prepaid expenses and other current assets	859	448
Total current assets	28,017	22,107

Fixed assets, net	1,451	1,178
Right-of-use assets	712	766
Other non-current assets	13	13
Total assets	$30,193	$24,064

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,150	$2,333
Operating lease liabilities - current	261	238
Other current liabilities	7	60
Term debt, net of debt discount of $17 and $21, respectively	7,983	7,979
Total current liabilities	10,401	10,610

Contingent royalty obligation	1,734	1,617
Operating lease liabilities - non-current	467	547
Total liabilities	12,602	12,774

Commitments and contingent liabilities (Note 9)

Shareholders’ equity
Preferred Stock $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common Stock $0.0001 par value; 115,000,000 shares authorized; 48,241,188 and 32,272,309 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5	3
Additional paid-in capital	130,698	115,008
Accumulated deficit	(113,112)	(103,721)
Total shareholders’ equity	17,591	11,290
Total liabilities and shareholders’ equity	$30,193	$24,064

(*)	Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$100	$1	$151	$29

Operating expenses:
Cost of revenue - sales	42	10	70	40
Research and development	1,508	1,264	2,853	3,199
Sales and marketing	795	582	1,471	2,445
General and administrative	2,345	2,365	4,789	5,277
Total costs and expenses	4,690	4,221	9,183	10,961

Operating loss	(4,590)	(4,220)	(9,032)	(10,932)

Gain (loss) on change in estimated fair value of contingent royalty obligation	(37)	(76)	(117)	245
Finance expense, net	(117)	(119)	(234)	(231)
Foreign currency gain (loss)	2	5	(8)	(3)

Net loss	(4,742)	(4,410)	(9,391)	(10,921)
Deemed dividends from warrant issuance	-	-	(6,145)	-
Net loss attributable to common shareholders	$(4,742)	$(4,410)	$(15,536)	$(10,921)

Basic and diluted loss per common share:
Net loss	$(0.10)	$(0.15)	$(0.21)	$(0.38)
Net loss attributable to common shareholders	$(0.10)	$(0.15)	$(0.34)	$(0.38)
Weighted average number of common shares outstanding, basic and diluted	47,732,674	28,846,881	45,493,776	28,832,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2021	32,272,309	$3	$115,008	$(103,721)	$11,290
Issuance of common shares upon vesting of restricted stock units	65,915	-	-	-	-
Issuance of common shares upon exercise of warrants, net of financing costs of $366	14,267,250	2	11,591	-	11,593
Issuance of common stock for board of directors’ compensation	173,554	-	272	-	272
Share based compensation	-	-	919	-	919
Net loss	-	-	-	(4,649)	(4,649)
Balance at March 31, 2021	46,779,028	$5	$127,790	$(108,370)	$19,425
Issuance of common shares, net of issuance costs of $74	1,340,870	-	1,826	-	1,826
Issuance of common shares upon vesting of restricted stock units	53,081	-	-	-	-
Issuance of common stock for board of directors’ compensation	18,209	-	19	-	19
Issuance of common stock to consultants	50,000	-	53	-	53
Share based compensation	-	-	1,010	-	1,010
Net loss	-	-	-	(4,742)	(4,742)
Balance at June 30, 2021	48,241,188	$5	$130,698	$(113,112)	$17,591

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2020	28,811,087	$3	$102,789	$(84,464)	$18,328
Issuance of common shares upon vesting of restricted stock units	15,070	-	-	-	-
Share based compensation	-	-	804	-	804
Net loss	-	-	-	(6,511)	(6,511)
Balance at March 31, 2020	28,826,157	$3	$103,593	$(90,975)	$12,621
Issuance of common shares upon vesting of restricted stock units	30,916	-	-	-	-
Share based compensation	-	-	678	-	678
Net loss	-	-	-	(4,410)	(4,410)
Balance at June 30, 2020	28,857,073	$3	$104,271	$(95,385)	$8,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,391)	$(10,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	201
Amortization of debt issuance costs	4	21
(Gain) loss on change in estimated fair value of contingent royalty obligation	117	(245)
Share based compensation	1,929	1,457
Issuance of common stock for board of directors’ compensation	114	-
Issuance of common stock for consultants	53	-
Impairment of fixed assets	-	18
Non-cash operating lease expense	54	105
Changes in operating assets and liabilities:
Accounts receivable	(38)	71
Inventory	43	(311)
Prepaid expenses and other current assets	(366)	(654)
Accounts payable and accrued expenses	(204)	(975)
Operating lease liabilities - current and non-current	(57)	(104)
Other current liabilities	(53)	(10)
Net cash used in operating activities	(7,595)	(11,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(269)	(225)
Proceeds from sale of available-for-sale securities	-	8,203
Net cash provided by (used in) investing activities	(269)	7,978

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	1,901	-
Proceeds from exercise and purchase of warrants	11,959	-
Financing fees	(436)	(34)
Net cash provided by (used in) financing activities	13,424	(34)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,560	(3,403)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,819	20,528
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,379	$17,125

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$222	$209

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Common stock issued to settle accrued expenses for board of directors’ compensation	$56	$-
Common stock issued for prepaid board of directors’ compensation	$121	$-
Reclassification of inventory to fixed assets	$56	$170
Reclassification of prepaid expenses to fixed assets	$75	$-
Purchase of fixed assets in accounts payable and accrued expenses	$73	$-
Financing costs incurred but unpaid at period end	$4	$-
Financing fees extinguished previously included in accounts payable and accrued expenses	$-	$200

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

The Company has developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures.  The Pure-Vu System has received a CE Mark in the EU for use in colonoscopy.  The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques.  Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. The Company began commercialization in the fourth quarter of 2019, with the first commercial placements of its second generation Pure-Vu System as part of its initial U.S. market launch targeting early adopter hospitals. The Company does not expect to generate significant revenue from product sales until the COVID-19 pandemic has fully subsided and it expands its commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

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

The Company has financed its operations primarily through sales of equity-related securities. As of June 30, 2021, the Company had an accumulated deficit of $113,112, total current assets of $28,017 and total current liabilities of $10,401 resulting in working capital of $17,616. For the six months ended June 30, 2021 the Company incurred a net loss of $9,391. As of June 30, 2021, the Company had cash and cash equivalents of $26,379. As of June 30, 2021, under the terms of the loan agreement with Silicon Valley Bank (“SVB”), the Company was required to maintain unrestricted cash in accounts held at SVB of at least $10,000 (the “Liquidity Covenant”). As described in greater detail below, in connection with entering into the Kreos Loan Agreement, as defined in Note 12- Subsequent Events, we have terminated the SVB Loan Agreement as of July 16, 2021 and are no longer subject to the Liquidity Covenant.

Such conditions, as well as the uncertainty of the impact of the COVID-19 pandemic, raise substantial doubts about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2021 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2021.

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

Revenue recognition

Sales contracts executed for the second generation Pure-Vu System are accounted for in accordance with ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”) to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled to. The Pure-Vu System consists of a Workstation and single use disposable sleeves (“Disposables”). For contracts outside the scope of ASC 606, the Company determines income for proposed supply arrangements under 1) ASC 842 as it pertains to an embedded lease of the Workstation within a proposed supply arrangement and 2) ASC 606 for the sale of the Disposables within the proposed supply arrangement. The Company allocates the transaction price to the performance obligations within the proposed supply arrangements using the total estimated purchases method for both (i) arrangements that contain minimum purchase commitments and (ii) those arrangements that do not contain a minimum purchase commitment, but instead offer a volume discount for purchases that exceed a specified tier. During the three months ended June 30, 2021, the Company recognized revenue of $100, which primarily consisted of $72 in accordance with ASC 606 and $28 in accordance with ASC 842. During the three months ended June 30, 2020, the Company recognized revenue of $1 in accordance with ASC 606. During the six months ended June 30, 2021, the Company recognized revenue of $151, which primarily consisted of $108 in accordance with ASC 606 and $43 in accordance with ASC 842. During the six months ended June 30, 2020, the Company recognized revenue of $29 in accordance with ASC 606.

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

Net loss attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed preferred stock dividends declared, amortized or accumulated. The Company recorded a deemed dividend for the issuance of warrants during the three and six months ended June 30, 2021 of $0 and $6,145, respectively. The deemed dividend is added to the net loss in determining the net loss available to common stockholders.

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2021, and December 31, 2020, the Company had a full valuation allowance against its deferred tax assets.

For the three and six months ended June 30, 2021 and 2020, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2021 and 2020, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

Note 4 – Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,734	$1,734

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,617	$1,617

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of a contingent royalty obligation, during the six months ended June 30, 2021 was as follows:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2020	$1,617
Change in estimated fair value of contingent royalty obligation	117
Balance at June 30, 2021	$1,734

The contingent royalty obligation is re-measured at each balance sheet date using several assumptions, including the following: 1) estimated sales growth, 2) length of product cycle, 3) patent life, 4) discount rate (21% as of June 30, 2021 and December 31, 2020), and 5) rate of royalty payment (3% as of June 30, 2021 and December 31, 2020).

In accordance with ASC-820-10-50-2(g), the Company performed sensitivity analyses of the liability, which was classified as a Level 3 financial instrument. The contingent royalty obligation estimate may be significantly impacted by changes in assumptions used in these analyses. For example, the Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $204 and a 2% increase in the discount rate would decrease the liability by approximately $144.

Note 5 – Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. There were no inventory write-down charges for the three and six months ended June 30, 2021 and 2020.

Inventory at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$273	$333
Work-in-process	-	211
Finished goods	682	529
Inventory reserve	(249)	(268)
Inventory, net	$706	$805

Note 6 – Fixed assets, net

Fixed assets, summarized by major category, consist of the following for the years ended:

	June 30, 2021	December 31, 2020
Office equipment	$168	$167
Computers and software	303	299
Machinery	775	455
Lab and medical equipment	1,186	1,039
Leasehold improvements	186	185
Total	2,618	2,145
Less: accumulated depreciation and amortization	(1,167)	(967)
Fixed assets, net	$1,451	$1,178

Depreciation and amortization expense for the three and six months ended June 30, 2021 was $102 and $200, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2020 was $125 and $201, respectively. The Company incurred a loss on the impairment of fixed assets in the amount of $9 and $18 for the three and six months ended June 30, 2020, respectively.

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

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Lease Cost
Operating lease cost, net of related party license fee	$32	$50	$64	$105
Variable lease cost	30	29	60	58
Total lease cost	$62	$79	$124	$163

	As of June 30,	As of December 31,
	2021	2020
Assets
Operating lease, right-of-use- asset	$712	$766
Liabilities
Current
Operating lease liabilities	$261	$238
Non-current
Operating lease liabilities, net of current portion	467	547
Total lease liabilities	$728	$785

Other information:
Weighted average remaining lease term - operating leases	2.89 years	3.33 years
Weighted-average discount rate - operating leases	7.65%	7.78%

The Company records operating lease payments to lease expense using the straight-line method. The Company’s lease expense was $62 and $124 for the three and six months ended June 30, 2021, included in general and administrative expenses which is net of the related party license fee of $47 and $94 for the three and six months ended June 30, 2021, respectively (see Note 10). The Company’s lease expense was $79 and $163 for the three and six months ended June 30, 2020, respectively, included in general and administrative expenses, which is net of the related party license fee of $44 and $79 for the three and six months ended June 30, 2020, respectively.

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

The Term Debt of $8,000 bears an interest rate equal to the greater of (i) one-half of one percent (0.50%) above the Prime Rate and (ii) five and one-half percent (5.50%). At June 30, 2021, the interest rate was 5.50%. The Term Debt is collateralized by substantially all assets of the Company. Additionally, the Company has pledged 65% of the outstanding capital stock in the Company’s foreign subsidiary, Motus GI Medical Technologies, Ltd., to collateralize the Term Debt.

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

The Company incurred $50 of debt issuance costs related to the Term Debt. For the three and six months ended June 30, 2021, $2 and $4 of debt issuance costs was amortized to interest expense, respectively, using the effective interest method. For the three and six months ended June 30, 2020, $2 and $21 of debt issuance costs was amortized to interest expense, respectively, using the effective interest method. The effective interest rate on the Term Debt for the three months ended June 30, 2021 was 5.69%. The Company accounts for its bank indebtedness at amortized cost.

Further, under the terms of the agreement, the Company must maintain unrestricted cash in accounts with the Bank of at least $10,000. The covenant was met by the Company as of June 30, 2021. The Company’s cash forecast indicates that it will need to raise additional funds during 2021, which is part of the current operating plan, in order to meet this liquidity requirement covenant during the coming year.

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

Future maturities under the amended terms of the Term Debt are as follows:

Years Ending December 31,	Amount
2021 (remaining six months)	$-
2022	2,000
2023	4,000
2024	2,000
Total	8,000
Less unamortized debt issuance costs	(17)
Total Term Debt, less debt issuance costs	$7,983

Term Loan Refinancing

On July 16, 2021 (the “Effective Date”), the Company entered into a loan facility (the “Kreos Loan Agreement”) with Kreos Capital VI (Expert Fund) LP (the “Lender”). Under the Kreos Loan Agreement, Lender will provide the Company with access to term loans in an aggregate principal amount of up to $12,000 (the “Loan”). Please see Note 12- Subsequent Events for additional information regarding the Kreos Loan Agreement.

On the Effective Date, the Company used a portion of the proceeds from the Loan to repay in full all amounts outstanding under, and discharge all obligations in respect of, the Loan Agreement, between the Company and Silicon Valley Bank. The payment amount of approximately $8,200 included a negotiated prepayment premium of $220 under the terms of the payoff arrangement with SVB. As a result, the SVB Loan Agreement, together with all documents and agreements executed in connection therewith, including the Liquidity Covenant, have terminated and all liens associated therewith have been released as of the Effective Date.

Note 9 – Commitments and Contingencies

Royalties to the IIA

The Company has received, and may receive in the future, grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures pursuant to the Israeli Law for the Encouragement of Research, Development and Technological Innovation in Industry 5744-1984 (the “Research Law”), and the regulations previously promulgated thereunder, as well as the IIA’s rules and benefit tracks which apply to companies receiving IIA funding (collectively, including the Research Law, the “IIA Regulations”) The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332.  No amounts were received during the three and six months ended June 30, 2021 and 2020. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR interest to date in the amount of $1,413 and $1,407 as of June 30, 2021 and December 31, 2020, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion from know-how developed using IIA grants, with a rate that is currently 4% (which may be increased under certain circumstances), up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense for the three and six months ended June 30, 2021 and 2020, and an immaterial liability at June 30, 2021 and December 31, 2020.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at June 30, 2021 and December 31, 2020 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

*	Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of June 30, 2021.

**	Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Royalty Payment Rights Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of June 30, 2021.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the consolidated balance sheets at June 30, 2021 and December 31, 2020 in the amount of $1,734 and $1,617, respectively. A loss on change in fair value of Contingent Royalty Obligation of $37 and $117 was recorded for the three and six months ended June 30, 2021, respectively. A loss on change in fair value of Contingent Royalty Obligation of $77 and a gain on change in fair value of Contingent Royalty Obligation of $245 was recorded for the three and six months ended June 30, 2020, respectively.

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

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc., formerly a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. During the three and six months ended June 30, 2021, the Company recorded license fee of $47 and $94, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses. During the three and six months ended June 30, 2020, the Company recorded license fee of $44 and $79, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses. As of June 30, 2021 and December 31, 2020, the Company recorded a related party receivable of $2 and $0, respectively.

Orchestra BioMed, Inc. will continue to pay a monthly license fee based on the shared space to the Company until the expiration of the Shared Space Agreement in September 2024. Aggregate license fees will range from $162 to $198 in any given calendar year during the term of the Shared Space Agreement.

Note 11 – Stock-based compensation

Issuance of Common Stock

On January 13, 2021, the non-employee members of the Board of Directors were granted an aggregate of 52,317 fully vested shares of Common Stock as compensation, in lieu of cash compensation, for service as directors during the fourth quarter of 2020, pursuant to the Company’s non-employee director compensation policy. The Company recorded $56 in accrued expenses as of December 31, 2020 for director services during the three months ended December 31, 2020. The number of shares granted to the Company’s directors, in lieu of cash compensation, was determined by the dollar amount of quarterly fees due under the non-employee director compensation policy divided by the fair market value of a share of Common Stock as of the grant date which was $1.08.

On February 17, 2021, the Company’s Compensation Committee approved a modification to the non-employee director compensation policy to permit payment of the fees for service as directors for 2021 in grants of the Company’s common stock, in lieu of cash compensation. Non-employee members of the Board of Directors were granted an aggregate of 121,237 fully vested shares of common stock at a price equal to $1.78 per share of common stock, as compensation, in lieu of $216 of cash compensation, for service as directors for 2021. On June 22, 2021, the Company granted to its newly appointed director an aggregate of 18,209 fully vested shares of common stock at a price equal to $1.04 per share of common stock, as compensation, in lieu of $19 of cash compensation, for service as a director for 2021. As of June 30, 2021, the Company recorded $121 in prepaid board of directors’ compensation. For the three and six months ended June 30, 2021, the Company recorded $60 and $114 of expense, respectively, in relation to the board of directors’ compensation.

In March 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) , or at- the- market offering, with Oppenheimer & Co. Inc. (“Oppenheimer”), under which it may offer and sell from time to time common shares having an aggregate offering price of up to $25,000. On April 30, 2021, the Company sold 1,340,870 shares of common stock pursuant to the above-described Equity Distribution Agreement, resulting in net cash proceeds of $1,826, after deducting issuance costs of $74.

On May 17, 2021, we issued an aggregate of 50,000 fully vested shares of common stock to a consultant in consideration for services that were performed during the three months ended June 30, 2021 under a consulting agreement, with fair value of $53, based on a price of $1.06 per share of common stock, which was the closing price of the Company’s stock at the date of issuance. The Company recorded $53 of expense in the six months ended June 30, 2021, in relation to the consulting agreement.

Issuance of Warrants to Purchase Common Stock

On February 6, 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 120,000 shares of common stock of the Company. The warrants will vest over a one-year period on a monthly basis and expire three years from the date of issuance. 60,000 of the granted warrants are exercisable at a price equal to $2.16 per share of common stock and 60,000 of the remaining warrants granted are exercisable at a price equal to $3.50 per share of common stock. The fair value of the warrants were valued on the date of grant at $112 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.43%; (2) expected life in years of 3.0; (3) expected stock volatility of 74.82%; and (4) expected dividend yield of 0%. The Company recorded $28 and $47 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss in relation to the consulting agreement for the three and six months ended June 30, 2020, respectively. The Company recorded $0 and $9 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss in relation to the consulting agreement for the three and six months ended June 30, 2021, respectively.

On January 20, 2021, the Company entered into a services agreement with a service provider whereby it agreed to issue warrants to purchase an aggregate 340,020 shares of common stock of the Company with an exercise price equal to $1.75 per share of common stock, which will vest over a one-year period on a monthly basis and will have an exercise period of three years from the date of issuance. The fair value of the warrants were valued on the date of grant at $355 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.19%; (2) expected life in years of 3.0; (3) expected stock volatility of 100.99%; and (4) expected dividend yield of 0%. The Company recorded $89 and $148 as general and administrative expense in the accompanying consolidated statement of comprehensive loss in relation to the consulting agreement for the three and six months ended June 30, 2021, respectively.

On August 28, 2020 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) under which it sold and issued to an institutional investor (the “Holder”), in a registered direct offering, an aggregate of 3,200,000 shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”), and pre-funded warrants to purchase an aggregate of 5,533,625 shares of Common Stock (the “Pre-Funded Warrants”) at an exercise price of $0.001 per share. During the three and six months ended June 30, 2021, the Pre-Funded Warrants for 5,533,625 shares of common stock were exercised which resulted in aggregate proceeds of $0 and $6.

Pursuant to the Securities Purchase Agreement, as described above, in a concurrent private placement, the Company also agreed to issue to the purchaser warrants to purchase up to 8,733,625 shares of Common Stock (the “Private Placement Warrants”). These warrants were immediately exercisable at an exercise price of $1.30 per share and expire on the fifth anniversary of the date of issuance. On January 27, 2021, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the Holder, at which time 8,000,000 of the Private Placement Warrants remained outstanding, due to the prior exercise of 733,625 of the Private Placement Warrants on January 22, 2021. Pursuant to the Exercise Agreement, the Holder agreed to exercise the remaining outstanding 8,000,000 Private Placement Warrants. In consideration of the exercise, the Company agreed to sell to the Holder, new warrants (the “New Warrants”) to purchase 0.75 shares of Common Stock for each share of Common Stock issued upon such exercise of the remaining 8,000,000 Private Placement Warrants pursuant to the Exercise Agreement, or an aggregate of 6,000,000 New Warrants. In addition, the Holder paid a cash payment of $0.10 for each New Warrant issued to the Holder, for an aggregate of $600,000 to the Company. The Company received aggregate gross proceeds before expenses of approximately $11,000 from the exercise of all of the remaining 8,000,000 outstanding Private Placement Warrants held by the Holder and the payment of the purchase price for the New Warrants. The terms of the New Warrants are substantially similar to those of the Private Placement Warrants, except that the New Warrants will have an exercise price of $2.12, will be immediately exercisable and will expire five years from the date of the Exercise Agreement. The aggregate of 6,000,000 New Warrants were issued in four tranches during the first quarter of 2021 as the 8,000,000 Private Placement Warrants were exercised. The fair values of the 6,000,000 New Warrants were valued on the date of grant of each tranche and totaled in aggregate of $6,745 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rates with a range of 0.41%-0.57%.; (2) expected life in years with a range of 4.95-5.00; (3) expected stock volatilities with a range of 103.00%-103.23%; and (4) expected dividend yields of 0%. The Company recognized the excess fair value of the New Warrants above the aggregate purchase price as a deemed dividend of $6,145 for the three months ended March 31, 2021. However, as the Company is in an accumulated deficit position as of the issuance dates, the resulting deemed dividend was recorded as a reduction of additional paid-in capital, however the deemed divided was included in net loss attributable to common shareholders in the calculation of loss per share.

In connection with the Exercise Agreement, the Company entered into a financial advisory agreement (the “Letter Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which A.G.P. acted as exclusive financial advisor to the Company in this transaction and received a cash fee of $300 upon full cash exercise of the Private Placement Warrants, which was included in financing fees in the consolidated statement of shareholders’ equity, as of June 30, 2021. As additional compensation, A.G.P. will receive a cash fee equal to $200 upon the cash exercise in full of the New Warrants.

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2020	17,058,051	$1.86	5.78	$-
Granted	6,340,020	2.10
Exercised	(14,267,250)	1.24		-
Outstanding at June 30, 2021	9,130,821	$3.00	3.44	$-

As of June 30, 2021, 8,932,491 warrants were exercisable.

Stock Options

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of the Company’s common stock than would otherwise occur. On January 1, 2021, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 1,936,669 shares. Under the 2016 Plan, effective as of January 1, 2021, the maximum number of shares of the Company’s common stock authorized for issuance is 7,592,663. As of June 30, 2021, there were 261,863 shares of common stock available for future grant under the 2016 Plan.

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,029,119	$3.00	7.96	$-
Granted	1,166,500	1.74
Forfeited	(159,400)	3.53
Outstanding at June 30, 2021	6,036,219	$2.75	8.02	$-

The Company estimated the fair value of each stock option award using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Six months Ended June 30,
	2021	2020
Expected term, in years	5.75	5.8
Expected volatility	106.76%	79.59%
Risk-free interest rate	0.73%	1.49%
Dividend yield	-	-
Grant date fair value	$1.74	$0.95

As of June 30, 2021, unamortized share-based compensation for stock options was $2,354, with a weighted-average recognition period of 1.04 years.

As of June 30, 2021, outstanding options to purchase 3,637,864 shares of common stock were exercisable with a weighted-average exercise price per share of $3.43.

For the three and six months ended June 30, 2021, the Company recorded $680 and $1,349, respectively, for share based compensation expense related to stock options.

For the three and six months ended June 30, 2020, the Company recorded $498 and $1,180, respectively, for share based compensation expense related to stock options.

Restricted Stock Units

On February 17, 2021, the Company’s Compensation Committee approved the issuance of 160,000 restricted stock unit awards to non-employee directors which vest on the first anniversary of the date of grant, and 266,000 restricted stock unit awards, to executives which vest over a three-year period on a quarterly basis. The aggregate fair value of the restricted stock unit awards granted was estimated to be $758 using the market price of the stock on the date of the grant which is expensed using the straight-line method over a one to three-year period.

The Company recorded $241 and $423 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2021, respectively, in relation to the aggregate 927,266 restricted stock units issued to date to the CEO, executives, and directors.

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	337,927	$3.10
Granted	426,000	1.78
Vested	(118,996)	2.74
Nonvested at June 30, 2021	644,929	$2.30

As of June 30, 2021, unamortized share compensation for restricted stock units was $1,233, with a weighted-average recognition period of 0.99 years.

Share-based Compensation

The following table sets forth total non-cash share-based compensation for the issuance of options to purchase common stock, warrants to purchase common stock, and restricted stock unit award by operating statement classification for the three and six months ended June 30, 2021 and 2020:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Research and development	$169	$114	$303	$337
Sales and marketing	105	44	222	172
General and administrative	736	495	1,404	948
Total	$1,010	$653	$1,929	$1,457

Note 12 – Subsequent Events

Term Loan Refinancing

On July 16, 2021 (the “Effective Date”), the Company entered into a loan facility (the “Kreos Loan Agreement”) with Kreos Capital VI (Expert Fund) LP (the “Lender”). Under the Kreos Loan Agreement, the Lender will provide the Company with access to term loans in an aggregate principal amount of up to $12,000 (the “Loan”) in three tranches as follows: (a) on the Effective Date, a loan in the aggregate principal amount of $4,000 (the “Convertible Bullet Loan”), (b) on the Effective Date, a loan in the aggregate principal amount of $5,000 (“Tranche B”), and (c) available until December 31, 2021, a loan in the aggregate principal amount of $3,000 (“Tranche C”, together with the Convertible Bullet Loan and Tranche B, the “Loan” or “Loans”). The Convertible Bullet Loan and Tranche B were funded on the Effective Date.

The Convertible Bullet Loan requires forty-eight monthly interest only payments commencing after the Effective Date and thereafter full payment of the then outstanding principal balance of the Bullet Loan on July 1, 2025. The Tranche B loan requires interest only monthly payments commencing on the Effective Date until September 30, 2022 and, thereafter, thirty-three monthly payments of principal and interest accrued thereon until June 1, 2025. The Tranche C loan, to the extent drawn on or prior to December 31, 2021, requires monthly payments of interest only commencing on the date drawn until September 30, 2022 and, thereafter, thirty-three monthly payments of principal and interest accrued thereon until June 1, 2025. Notwithstanding the foregoing, in the event the Borrower completes a capital raise of a minimum of $20,000 prior to September 30, 2022, the repayment terms of the Tranche B and Tranche C loans shall automatically be amended so that the interest only period will be extended to June 30, 2023, and, thereafter, the Borrower shall pay twenty-four monthly payments of principal and interest accrued thereon until June 1, 2025.

Interest on the Convertible Bullet Loan accrues at 7.75% per annum. Interest on the Tranche B and Tranche C loans accrues at 9.5% per annum.

The Loan Agreement contains customary representations and warranties, indemnification provisions in favor of Lender, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. There are no liquidity or financial covenants.

In connection with the Kreos Loan Agreement, the Company also issued to Lender a warrant (“Warrant”), dated July 16, 2021, to purchase up to 190,949 shares of the Company’s common stock, at an exercise price of $1.0474 per share, payable in cash or on a cashless basis according to the formula set forth in the Warrant. The exercise price of the Warrant and the number of shares issuable upon exercise of the Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Warrant is exercisable until the date that is ten years after the date of issuance.

On the Effective Date, the Company used a portion of the proceeds from the Loan to repay in full all amounts outstanding under, and discharge all obligations in respect of, the Loan Agreement, between the Company and Silicon Valley Bank. The payment amount of approximately $8,200 included a negotiated prepayment premium of $220 under the terms of the payoff arrangement with Silicon Valley Bank.

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

Overview

We have developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures.  The Pure-Vu System has received a CE Mark in the EU for use in colonoscopy.  The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques.  Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. Challenges exist for inpatient colonoscopy and endoscopy, particularly for patients who are elderly, with comorbidities, or active bleeds, where the ability to visualize, diagnose and treat is often compromised due to debris, including fecal matter, blood, or blood clots.  We believe this is especially true in high acuity patients, like GI bleeding where the existence of blood and blood clots can impair a physician’s view and removing them can be critical in allowing a physician the ability to identify and treat the source of bleeding on a timely basis.  We believe use of the Pure-Vu System may lead to positive outcomes and lower costs for hospitals by safely and quickly improving visualization of the colon and upper GI tract, potentially enabling effective diagnosis and treatment without delay.  In multiple clinical studies to date, involving the treatment of challenging inpatient and outpatient cases, the Pure-Vu System has consistently helped achieve adequate bowel cleanliness rates greater than 95% following a reduced prep regimen. We also believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we estimate that during 2021 approximately 1.5 million inpatient colonoscopy procedures will be performed in the U.S. and approximately 4.8 million worldwide.  Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. We began commercialization in the fourth quarter of 2019, with the first commercial placements of our second generation Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals. We do not expect to generate significant revenue from product sales until the COVID-19 pandemic has fully subsided and we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Recent Developments

In March 2021, we presented a request for an ICD-10 code at a Center for Medicare and Medicaid Services (“CMS”) meeting, which is part of our broader strategy to obtain reimbursement for certain inpatient and outpatient procedures where the Pure-Vu System can help facilitate visualization of inadequately prepared colons in high medical need patients.

On August 2, 2021, CMS granted the Pure-Vu System a permanent ICD-10 code which will commence on October 1, 2021.  The Pure-Vu System was not selected for the fast-track new technology add-on payment for inpatient procedures.  However, the Company does not believe it faces reimbursement headwinds in the hospital inpatient environment.

On April 30, 2021, we announced that we received 510(k) clearance from the FDA for a version of the Pure-Vu System that is compatible with gastroscopes used during upper gastrointestinal (GI) endoscopy procedures to remove blood, blood clots and debris in order to provide a clear field-of-view for the endoscopist. The device is designed to integrate with therapeutic gastroscopes to enable safe and rapid cleansing during the procedure, while preserving established procedural workflow and techniques.

Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The existence of blood and blood clots in these patients can impair a physician’s view, making it difficult to identify the bleed source. We believe providing continuous irrigation and suction, while not obstructing the working channel of the gastroscope will assist physicians as they identify and treat the bleed source. The mortality rate of this condition can reach up to approximately 10%, as noted in Thad Wilkins, MD, et al., American Family Physician (2012).

On May 7, 2021, we announced the publication of a sponsored Pure-Vu System Cost Effectiveness Analysis in the Journal of Cost Effectiveness and Resource Allocation, which is titled, “Colonoscopy in poorly prepped colons. A cost effectiveness analysis comparing standard of care to a new cleansing technology.” Sponsorship of analysis and development of the manuscript was provided by us.

The publication presents new data from a cost effectiveness and resource allocation analysis of the Pure-Vu System on the outcomes of cost, quality of life, and aversion of colorectal cancers, as compared to the current standard of care for outpatient colonoscopy.

On June 3, 2021, we announced the publication of data from our REDUCE (“Reliable Endoscopic Diagnosis Utilizing Cleansing Enhancement”) study in an article (the “Article”) titled, “A multicenter, prospective, inpatient feasibility study to evaluate the use of an intra-colonoscopy cleansing device to optimize colon preparation in hospitalized patients: the REDUCE study” in the peer-reviewed journal BMC Gastroenterology.

We note evaluations of the data from our REDUCE study continue to support our belief that the Pure-Vu System can improve bowel preparation quality in hospitalized subjects undergoing colonoscopy. We believe the Article will assist with educating the market on the potential for the Pure-Vu System to enhance patient care while also lowering costs for hospitals and payers. The Article suggests clarity of last bowel movement may be a useful indicator in predicting poor bowel preparation. However, larger studies powered to evaluate clinical outcomes, hospital costs, and blinded BBPS assessments are required to evaluate the significance of these findings.

Our clinical research efforts in the U.S. are currently focused on critical patient populations such as acute lower GI bleeds, where time to a successful colonoscopy can be clinically impactful. We are working with a major U.S. hospital system on a study that has recently initiated enrollment that is focused on eliminating the barrier of traditional preparation to facilitate urgent colonoscopies in significant lower GI bleed patients. In this study the patients will ingest minimal to no purgative-based preparation and only receive two tap water enemas prior to the procedure. The Company continues to investigate and develop additional U.S. clinical programs to accelerate its commercial efforts as well as its outpatient reimbursement activities.

On June 16, 2021, we announced the enrollment of the first patients in the European Union (EU) study of the Pure-Vu System, which is evaluating the clinical outcomes in patients with a history of poor bowel preparation using a low volume preparation with limited diet restrictions and the Pure-Vu System.

The EU study will enroll approximately 44 patients who have a history of poor bowel preparation and are scheduled for either screening, diagnostic, or surveillance colonoscopy across two sites, including the Radboud University Medical Center (Netherlands) and the University Medical Center Mainz (Germany). The patients will undergo a low volume bowel preparation, with just 2x150ml picoprep. The patients will also be allowed to eat a low fiber diet for two days prior to the colonoscopy as opposed to the typical clear liquid diet the day before a colonoscopy. The patients will then receive intra-procedural bowel cleansing with the Pure-Vu System. The primary endpoint for the study is improvement of the bowel preparation from baseline to post procedure as assessed by the Boston Bowel Preparation Scale (BBPS), which assesses the cleanliness of each of the three segments of the colon on a zero to three scale and requires a minimum score of two or better per segment to be considered adequately prepped. The study will also look at key clinical endpoints related to the quality of the examination including detection of critical pathology in the colon.

On June 22, 2021, upon the recommendation of the Nominating and Corporate Governance Committee of our Board of Directors (the “Board”), our Board increased its size to eight directors and appointed Sonja Nelson as a director to fill the newly created vacancy. Ms. Nelson was also appointed to serve as a member of, and as Chair of, the Audit Committee of the Board effective as of June 22, 2021. Ms. Nelson was selected as a director due to her management experience with pharmaceutical and consumer health products, and her financial and accounting experience.  In connection with Ms. Nelson’s appointment, Shervin Korangy stepped down as a member of, and as Chair of, the Audit Committee, effective as of June 22, 2021. Mr. Korangy continues to serve as a director of the Company.

The Company is also announcing the development of the Pure-Vu EVS, the third generation of the Company’s system that will offer continued advancement of the current platform, including upper and lower GI capabilities, a reduced footprint workstation, and faster set-up times. The Company expects to submit the Pure-Vu EVS to the FDA for 510K approval by the end of 2021.

We continue to be encouraged by an increase in GI procedural volume in the U.S., as well as an uptake in hospital access and physician availability in certain parts of the country where the prevalence of COVID-19 has lessened. We intend to continue to be nimble in our commercial approach and explore all options with respect to how we can best minimize the negative consequences of COVID-19 on our business. We continue to monitor the effects of COVID-19, and at this date we cannot fully predict the potential impact on our financial results and operations.

Financial Operations Overview

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $9.4 million for the six months ended June 30, 2021, and we expect to continue to incur net operating losses for the foreseeable future. As of June 30, 2021, we had $26.4 million in cash and cash equivalents and an accumulated deficit of $113.1 million. We expect our expenses to increase in connection with our ongoing activities to commercialize and market the Pure-Vu System. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Furthermore, the extent of the impact and effects of the recent outbreak of the coronavirus COVID-19 on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, production delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for our Pure-Vu system is impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase in connection with our ongoing activities, as we:

●	continue commercialization which began in the fourth quarter of 2019, with the first commercial placements of our Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals;

●	scale manufacturing with our contracted partners for both the workstation and disposable portions of the Pure-Vu System;

●	develop future generations of the Pure-Vu System to improve user interface, optimize handling and reduce the cost structure;

●	raise sufficient funds to effectuate our business plan, including commercialization activities and reimbursement efforts related to our Pure-Vu System and our research and development activities, including clinical and regulatory development, and the continued development and enhancement of our Pure-Vu System; and

●	operate as a public company.

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

During the six months ended June 30, 2021, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

Revenue

As of June 30, 2021, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales until we further expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Revenue totaled $100.0 thousand for the three months ended June 30, 2021, compared to $1.0 thousand for the three months ended June 30, 2020.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2021 totaled $42.0 thousand, compared to $10.0 thousand for the three months ended June 30, 2020.

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

Research and development expenses for the three months ended June 30, 2021 totaled $1.5 million, compared to $1.3 million for the three months ended June 30, 2020. The increase of $0.2 million was primarily attributable to increases of $0.1 million in material costs, $0.1 million in professional services, and $0.1 in stock compensation and other research and development costs, offset by a decrease of $0.1 million in salaries and other personnel related costs.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the three months ended June 30, 2021 totaled $0.8 million, compared to $0.6 million for the three months ended June 30, 2020. The increase of $0.2 million was primarily attributable to increases of $0.1 million in professional and consulting fees and $0.1 million of stock compensation and other sales and marketing costs.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the three months ended June 30, 2021 totaled $2.3 million, compared to $2.4 million for the three months ended June 30, 2020.

Other Income and Expenses

Other expense, net for the three months ended June 30, 2021 totaled $0.2 million compared to other expense of $0.2 million for the three months ended June 30, 2020.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenue

As of June 30, 2021, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales until we further expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Revenue totaled $151.0 thousand for the six months ended June 30, 2021, compared to $29.0 thousand for the six months ended June 30, 2020.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2021 totaled $70.0 thousand, compared to $40.0 thousand for the six months ended June 30, 2020.

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

Research and development expenses for the six months ended June 30, 2021 totaled $2.9 million, compared to $3.2 million for the six months ended June 30, 2020. The decrease of $0.3 million was primarily attributable to a decrease of $0.5 million in salaries and other personnel related costs, offset by increases of $0.1 million in material costs and $0.1 million in professional and consulting services.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the six months ended June 30, 2021 totaled $1.5 million, compared to $2.4 million for the six months ended June 30, 2020. The decrease of $0.9 million was primarily attributable to decreases of $1.0 million in salaries and other personnel related cost to support our commercialization efforts of the Pure-Vu System and $0.2 million in demonstration product, offset by increases of $0.1 million professional services and $0.2 million in share-based compensation and other sales and marketing costs.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the six months ended June 30, 2021 totaled $4.8 million, compared to $5.3 million for the six months ended June 30, 2020. The decrease of $0.5 million was primarily attributable to decreases of $0.7 million in salaries and other personnel related costs, $0.2 million in lease termination fees, and $0.2 million in professional services, offset with a $0.5 million increase in share-based compensation and $0.1 million other general and administrative costs.

Other Income and Expenses

Other expense, net for the six months ended June 30, 2021 totaled $0.4 million compared to other income of $11.0 thousand for the six months ended June 30, 2020. The increase of $0.4 million in other expense, was primarily attributable to a loss of $0.1 million in 2021 compared to a gain of $0.3 million in 2020 from the change in estimated fair value of contingent royalty obligation.

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

In December 2019, we entered into a Loan and Security Agreement, as subsequently amended from time to time (the “SVB Loan Agreement”), for $8.0 million with Silicon Valley Bank (the “Bank” or “SVB”). Under the terms of the SVB Loan Agreement we were required to maintain unrestricted cash in accounts held at SVB of at least $10.0 million (the “Liquidity Covenant”). As described in greater detail below, in connection with entering into the Kreos Loan Agreement (as defined below), we have terminated the SVB Loan Agreement as of July 16, 2021 and are no longer subject to the Liquidity Covenant.

On August 28, 2020, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) under which we sold and issued to an institutional investor (the “Holder”), in a registered direct offering, an aggregate of 3,200,000 shares of our common stock par value $0.0001 per share (the “Common Stock”), and pre-funded warrants to purchase an aggregate of 5,533,625 shares of Common Stock (the “Pre-Funded Warrants”). The offering price was $1.145 for each share of Common Stock and $1.144 for each Pre-Funded Warrant. The Pre-Funded Warrants were immediately exercisable at a price of $0.001 per share of Common Stock. Pursuant to the Securities Purchase Agreement, in a concurrent private placement, we also agreed to issue to the Holder warrants to purchase up to 8,733,625 shares of Common Stock (the “Private Placement Warrants”). These warrants were immediately exercisable at an exercise price of $1.30 per share and expire on the fifth anniversary of the date of issuance. In connection with the closing of the offering, we received gross proceeds of $10.0 million before deducting placement agent fees and other offering expenses of $0.8 million from the issuance of the Common Stock, the Pre-Funded Warrants and the Private Placement Warrants.

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

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which it may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the three and six months ended June 30, 2021, we sold approximately 1.3 million shares of common stock pursuant to the above-described Equity Distribution Agreement, resulting in net cash proceeds of $1.8 million, after deducting issuance costs of $0.1 million.

On July 16, 2021 (the “Effective Date”), we entered into a loan facility (the “Kreos Loan Agreement”) with Kreos Capital VI (Expert Fund) LP (the “Lender”). Under the Kreos Loan Agreement, Lender will provide us with access to term loans in an aggregate principal amount of up to $12.0 million. We drew $9.0 million of term loans pursuant to the Kreos Loan Agreement on the Effective Date, and applied $8.2 million of the proceeds, inclusive of a negotiated prepayment premium of approximately $0.2 million, to repay in full all amounts outstanding under, and discharge all obligations in respect of the SVB Loan Agreement. As a result, the SVB Loan Agreement, together with all documents and agreements executed in connection therewith, including the Liquidity Covenant, have terminated and all liens associated therewith have been released as of the Effective Date. The Company intends to use the remaining proceeds of the Kreos Loan Agreement to enhance the Company’s product development and commercial growth plans, and for general corporate purposes.

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

As of June 30, 2021, we had total current assets of $28.1 million and total current liabilities of $10.4 million resulting in working capital of $17.7 million. Net cash used in operating activities for the six months ended June 30, 2021 was $7.6 million, which includes a net loss of $9.4 million, offset by non-cash expenses principally related to share based compensation expense of $1.9 million, depreciation and amortization of $0.2 million, issuance of common stock for board of directors’ compensation of $0.1 million, and a loss on the change in estimated fair value of contingent royalty obligation of $0.1 million, offset by changes in net working capital items principally related to the increase in prepaid expenses and other current assets of $0.4 million, and the increase in accounts payable and accrued expenses of $0.2 million.

Net cash used in investing activities for the six months ended June 30, 2021 totaled $0.3 million related to the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2021 totaled $13.4 million related to proceeds from issuance of common shares of $1.9 million, exercise and purchase of warrants of $12.0 million, offset by financing fees related to the exercise of the warrants of $0.3 million and financing fees related to the at the market offering of $0.1 million.

As of June 30, 2021, we had cash and cash equivalents of $26.4 million. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

Shelf Registration Statements

On March 26, 2019, we filed a shelf registration statement (File No. 333-230516) with the Securities and Exchange Commission (the “2019 Shelf Registration Statement”), which was declared effective on April 24, 2019, that allows us to offer, issue and sell up to a maximum aggregate offering price of $75.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of June 30, 2021, we have sold approximately $31.8 million of securities under 2019 Shelf Registration Statement.

On March 16, 2021, we filed a shelf registration statement (File No. 333-254343) with the Securities and Exchange Commission (the “2021 Shelf Registration Statement”), which was declared effective on March 26, 2021, that allows us to offer, issue and sell up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of June 30, 2021, we have not sold any securities under 2021 Shelf Registration Statement, except as described below.

The 2021 Shelf Registration Statement includes a prospectus registering the at-the-market offering program pursuant to the Equity Distribution Agreement with Oppenheimer, under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the three and six months ended June 30, 2021, we sold approximately 1.3 million shares of common stock pursuant to the above-described Equity Distribution Agreement, resulting in net cash proceeds of $1.8 million, after deducting issuance costs of $0.1 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 16, 2021, except as noted below

Risks Related to Our Financial Position and Need for Capital

Our indebtedness to Kreos Capital VI (Expert Fund) LP may limit our flexibility in operating our business and adversely affect our financial health and competitive position. Our obligations to Kreos Capital VI (Expert Fund) LP are secured by substantially all of our assets. If we default on these obligations, Kreos Capital VI (Expert Fund) LP could foreclose on our assets, which could have a materially adverse effect on our business.

In July 2021, we entered into an Agreement for the Provision of a Loan Facility with Kreos Capital VI (Expert Fund) LP (the “Loan Agreement”). All obligations under the Loan Agreement are secured by a first priority security interest on substantially all of our personal property assets, including our material intellectual property and equity interests in our subsidiaries. As a result, if we default on any of our obligations under the Loan Agreement, Kreos Capital VI (Expert Fund) LP could foreclose on its security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

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

The Loan Agreement restricts our ability, among other things, in each case subject to certain exceptions, to:

●	sell, transfer or otherwise dispose of any of our business assets or property;

●	enter into transactions resulting in significant changes to the voting control of our stock;

●	consolidate or merge with other entities or acquire other entities;

●	incur additional indebtedness or create encumbrances on our assets;

●	pay dividends, or make distributions on and, in certain cases, repurchase our capital stock;

●	enter into certain transactions with our affiliates;

●	repay subordinated indebtedness; or

●	make certain investments.

In addition, we are required under the Loan Agreement to comply with various undertakings. The undertakings and restrictions and obligations in the Loan Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these undertakings may be affected by events beyond our control, and we may not be able to meet those undertakings.

If we breach any of the undertakings or default on any of our obligations under the Loan Agreement all of the outstanding indebtedness under the Loan Agreement could become immediately due and payable, and/or Kreos Capital VI (Expert Fund) LP could foreclose on its security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

If our indebtedness under the Loan Agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, Kreos Capital VI (Expert Fund) LP will be entitled to receive payment in full from the proceeds of the collateral which secures our indebtedness before the holders of other indebtedness or holders of our common stock receive any distribution with respect thereto.

Our cash, cash equivalents or short-term investments will only fund our operations for a limited time and we will need to raise additional capital in order to support our development and commercialization efforts.

We are currently operating at a loss and expect our operating costs will increase significantly as we incur costs associated with commercialization activities related to our Pure-Vu System. The independent registered public accounting firm that audited our 2020 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. At June 30, 2021, we had a cash and cash equivalents balance of approximately $26.4 million.

We will need to raise additional capital or generate substantial revenue in order to support our development and commercialization efforts.

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

Except for our Loan Agreement with Kreos Capital VI (Expert Fund) LP, we have no arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all, and if we are not successful in raising additional capital, we may not be able to continue as a going concern. We may seek additional capital through a combination of private and public equity offerings, debt financings, which, except for limited circumstances, would require the prior written consent of Kreos Capital VI (Expert Fund) LP pursuant to our Loan Agreement, and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, that could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. In addition, if we are unable to secure sufficient capital to fund our operations, we might have to enter into strategic collaborations that could require us to share commercial rights to the Pure-Vu System with third parties in ways that we currently do not intend or on terms that may not be favorable to us. If we choose to pursue additional indications and/or geographies for the Pure-Vu System or otherwise expand more rapidly than we presently anticipate, we may also need to raise additional capital sooner than expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Form 10-Q, or such period as described below, we issued the following unregistered securities:

On May 17, 2021, we issued an aggregate of 50,000 shares of common stock to a consultant in consideration for services under a consulting agreement, valued at $53.0 thousand.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)					X

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Motus GI Holdings, Inc.

Date: August 12, 2021	By:	/s/ Timothy P. Moran
	Name:	Timothy P. Moran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)