Form 10-Q
period 2021-09-30
Motus GI Holdings, Inc.
filed 2021-11-12
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 4, 2021, 48,277,438 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Motus GI Holdings, Inc. and Subsidiaries

i

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$23,652	$20,819
Accounts receivable	181	35
Inventory	515	805
Prepaid expenses and other current assets	530	448
Total current assets	24,878	22,107

Fixed assets, net	1,438	1,178
Right-of-use assets	749	766
Other non-current assets	13	13
Total assets	$27,078	$24,064

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,337	$2,333
Operating lease liabilities - current	300	238
Other current liabilities	9	60
Term debt, net of debt discount of $0 and $21, respectively	-	7,979
Total current liabilities	2,646	10,610

Contingent royalty obligation	1,769	1,617
Operating lease liabilities - non-current	457	547
Convertible note, net of unamortized debt discount of $182 and $0, respectively	3,818	-
Long-term debt, net of unamortized debt discount of $480 and $0, respectively	4,608	-
Total liabilities	13,298	12,774

Commitments and contingent liabilities (Note 9)

Shareholders’ equity
Preferred stock $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock $0.0001 par value; 115,000,000 shares authorized; 48,241,188 and 32,272,309 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	3
Additional paid-in capital	131,711	115,008
Accumulated deficit	(117,936)	(103,721)
Total shareholders’ equity	13,780	11,290
Total liabilities and shareholders’ equity	$27,078	$24,064

(*)	Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine months Ended September 30,
	2021	2020	2021	2020
Revenue	$141	$33	$292	$62

Operating expenses:
Cost of revenue - sales	65	32	135	72
Cost of revenue - impairment of inventory	186	-	186	-
Research and development	1,187	1,160	4,040	4,359
Sales and marketing	725	509	2,196	2,954
General and administrative	2,315	2,155	7,104	7,432
Total costs and expenses	4,478	3,856	13,661	14,817

Operating loss	(4,337)	(3,823)	(13,369)	(14,755)

Gain (loss) on change in estimated fair value of contingent royalty obligation	(35)	(3)	(152)	248
Loss on extinguishment of debt	(237)	-	(237)	-
Finance expense, net	(216)	(117)	(450)	(348)
Other income	5	-	5	-
Foreign currency loss	(4)	(1)	(12)	(4)

Net loss	(4,824)	(3,938)	(14,215)	(14,859)
Deemed dividends from warrant issuance	-	-	(6,145)	-
Net loss attributable to common shareholders	$(4,824)	$(3,938)	$(20,360)	$(14,859)

Basic and diluted loss per common share:
Net loss	$(0.10)	$(0.13)	$(0.31)	$(0.51)
Net loss attributable to common shareholders	$(0.10)	$(0.13)	$(0.44)	$(0.51)
Weighted average number of common shares outstanding, basic and diluted	48,241,188	30,422,265	46,419,643	29,366,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2021	32,272,309	$3	$115,008	$(103,721)	$11,290
Issuance of common shares upon vesting of restricted stock units	65,915	-	-	-	-
Issuance of common shares upon exercise of warrants, net of financing costs of $366	14,267,250	2	11,591	-	11,593
Issuance of common stock for board of directors’ compensation	173,554	-	272	-	272
Share based compensation	-	-	919	-	919
Net loss	-	-	-	(4,649)	(4,649)
Balance at March 31, 2021	46,779,028	$5	$127,790	$(108,370)	$19,425
Issuance of common shares, net of issuance costs of $74	1,340,870	-	1,826	-	1,826
Issuance of common shares upon vesting of restricted stock units	53,081	-	-	-	-
Issuance of common stock for board of directors’ compensation	18,209	-	19	-	19
Issuance of common stock to consultants	50,000	-	53	-	53
Share based compensation	-	-	1,010	-	1,010
Net loss	-	-	-	(4,742)	(4,742)
Balance at June 30, 2021	48,241,188	$5	$130,698	$(113,112)	$17,591
Issuance of warrants associated with convertible note and long-term debt	-	-	165	-	165
Share based compensation	-	-	848	-	848
Net loss	-	-	-	(4,824)	(4,824)
Balance at September 30, 2021	48,241,188	$5	$131,711	$(117,936)	$13,780

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2020	28,811,087	$3	$102,789	$(84,464)	$18,328
Issuance of common shares upon vesting of restricted stock units	15,070	-	-	-	-
Share based compensation	-	-	804	-	804
Net loss	-	-	-	(6,511)	(6,511)
Balance at March 31, 2020	28,826,157	$3	$103,593	$(90,975)	$12,621
Issuance of common shares upon vesting of restricted stock units	30,916	-	-	-	-
Share based compensation	-	-	678	-	678
Net loss	-	-	-	(4,410)	(4,410)
Balance at June 30, 2020	28,857,073	$3	$104,271	$(95,385)	$8,889
Issuance of common shares upon vesting of restricted stock units	30,916	-	-	-	-
Issuance of common shares upon offering, net of financing fees of $830	3,200,000		9,164		9,164
Issuance of common stock upon exercise of warrants	50,000		58		58
Issuance of common stock for board of directors’ compensation	44,600		55		55
Share based compensation	-	-	771	-	771
Net loss	-	-	-	(3,938)	(3,938)
Balance at September 30, 2020	32,182,589	$3	$114,319	$(99,323)	$14,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,215)	$(14,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318	279
Amortization of debt issuance costs	32	23
(Gain) loss on change in estimated fair value of contingent royalty obligation	152	(248)
Share based compensation	2,777	2,242
Issuance of common stock for board of directors’ compensation	174	111
Issuance of common stock for consultants	53	-
Loss on extinguishment of debt	237	-
Impairment of inventory	186	-
Impairment of fixed assets	-	18
Non-cash operating lease expense	152	142
Changes in operating assets and liabilities:
Accounts receivable	(146)	26
Inventory	48	(281)
Prepaid expenses and other current assets	(97)	(523)
Accounts payable and accrued expenses	38	(948)
Operating lease liabilities - current and non-current	(163)	(138)
Other current liabilities	(51)	143
Net cash used in operating activities	(10,505)	(14,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(425)	(235)
Proceeds from sale of available-for-sale securities	-	8,203
Net cash (used in) provided by investing activities	(425)	7,968

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	1,900	9,994
Proceeds from exercise and purchase of warrants	11,959	58
Borrowings under convertible note and long-term debt	9,000	-
Repayment of term debt	(8,220)	-
Payment of debt issuance costs	(437)	-
Equity financing fees	(439)	(848)
Net cash provided by financing activities	13,763	9,204

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,833	3,159
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,819	20,528
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,652	$23,687

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$443	$321

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle accrued expenses for board of directors’ compensation	$56	$-
Common stock issued for prepaid board of directors’ compensation	$61	$-
Reclassification of inventory to fixed assets	$56	$170
Reclassification of prepaid expenses to fixed assets	$75	$-
Purchase of fixed assets in accounts payable and accrued expenses	$22	$-
Financing costs incurred but unpaid at period end	$-	$16
Financing fees extinguished previously included in accounts payable and accrued expenses	$-	$200
Warrants issued related to convertible note and long-term debt recorded as debt discount	$165	$-
Accrued end of loan payment recorded as debt discount	$88	$-
Operating lease liabilities arising from obtaining right-of-use assets	$135	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Notes to the Interim Condensed Consolidated Financial Statements
(unaudited, in thousands, except share and per share amounts)

Note 1 – Description of Business

Motus GI Holdings, Inc. (the “Company”) was incorporated in Delaware, U.S.A. in September 2016. The Company and its subsidiaries, Motus GI Technologies, Ltd. and Motus GI, LLC, are collectively referred to as “Motus GI” or the “Company”.

The Company has developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures.  The Pure-Vu System has received a CE Mark in the EU for use in colonoscopy.  The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques.  Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. The Company has begun commercialization of its second generation Pure Vu System but does not expect to generate significant revenue from product sales until the COVID-19 pandemic has fully subsided and it further expands its commercialization efforts, which is subject to significant uncertainty.

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

The Company has financed its operations primarily through sales of equity-related securities. As of September 30, 2021, the Company had an accumulated deficit of $117,936, total current assets of $24,878 and total current liabilities of $2,646 resulting in working capital of $22,232. For the nine months ended September 30, 2021 the Company incurred a net loss of $14,215. As of September 30, 2021, the Company had cash and cash equivalents of $23,652.

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

Note 3 – Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2021 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries, Motus GI Medical Technologies, Ltd., an Israel corporation, which has operations in Tirat Carmel, Israel, and Motus GI, LLC, a Delaware limited liability company, which has operations in the U.S. All inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue recognition

Sales contracts executed for the second generation Pure-Vu System are accounted for in accordance with ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”) to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled to. The Pure-Vu System consists of a Workstation and single use disposable sleeves (“Disposables”). For contracts outside the scope of ASC 606, the Company determines income for proposed supply arrangements under 1) ASC 842 as it pertains to an embedded lease of the Workstation within a proposed supply arrangement and 2) ASC 606 for the sale of the Disposables within the proposed supply arrangement. The Company allocates the transaction price to the performance obligations within the proposed supply arrangements using the total estimated purchases method for both (i) arrangements that contain minimum purchase commitments and (ii) those arrangements that do not contain a minimum purchase commitment, but instead offer a volume discount for purchases that exceed a specified tier. During the three months ended September 30, 2021, the Company recognized revenue of $141, which primarily consisted of $114 in accordance with ASC 606 and $27 in accordance with ASC 842. During the three months ended September 30, 2020, the Company recognized revenue of $33 in accordance with ASC 606. During the nine months ended September 30, 2021, the Company recognized revenue of $292, which primarily consisted of $221 in accordance with ASC 606 and $71 in accordance with ASC 842. During the nine months ended September 30, 2020, the Company recognized revenue of $62 in accordance with ASC 606.

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

Net loss attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed preferred stock dividends declared, amortized or accumulated. The Company recorded a deemed dividend for the issuance of warrants during the three and nine months ended September 30, 2021 of $0 and $6,145, respectively. The deemed dividend is added to the net loss in determining the net loss available to common stockholders.

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021, and December 31, 2020, the Company had a full valuation allowance against its deferred tax assets.

For the three and nine months ended September 30, 2021 and 2020, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2021 and 2020, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

New Accounting Pronouncements – Recently Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

Accounting Pronouncements- Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period, excluding smaller reporting companies. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within that reporting period, using either a full or modified retrospective approach. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial statements.

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s financial statements and disclosures.

Note 4 – Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,769	$1,769

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,617	$1,617

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of a contingent royalty obligation, during the nine months ended September 30, 2021 was as follows:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2020	$1,617
Change in estimated fair value of contingent royalty obligation	152
Balance at September 30, 2021	$1,769

The contingent royalty obligation is re-measured at each balance sheet date using several assumptions, including the following: 1) estimated sales growth, 2) length of product cycle, 3) patent life, 4) discount rate (21% as of September 30, 2021 and December 31, 2020), and 5) rate of royalty payment (3% as of September 30, 2021 and December 31, 2020).

In accordance with ASC-820-10-50-2(g), the Company performed sensitivity analyses of the liability, which was classified as a Level 3 financial instrument. The contingent royalty obligation estimate may be significantly impacted by changes in assumptions used in these analyses. For example, the Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $158 and a 2% increase in the discount rate would decrease the liability by approximately $142.

Note 5 – Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. There was an inventory impairment of $186 and $0, respectively, for the three and nine months ended, September 30, 2021 and 2020.

Inventory at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$269	$333
Work-in-process	-	211
Finished goods	681	529
Inventory reserve	(435)	(268)
Inventory	$515	$805

Note 6 – Fixed assets, net

Fixed assets, summarized by major category, consist of the following for the years ended:

	September 30, 2021	December 31, 2020
Office equipment	$172	$167
Computers and software	305	299
Machinery	789	455
Lab and medical equipment	1,264	1,039
Leasehold improvements	193	185
Total	2,723	2,145
Less: accumulated depreciation and amortization	(1,285)	(967)
Fixed assets, net	$1,438	$1,178

Depreciation and amortization expense for the three and nine months ended September 30, 2021 was $118 and $318, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2020 was $154 and $279, respectively. The Company incurred a loss on the impairment of fixed assets in the amount of $0 and $18 for the three and nine months ended September 30, 2020, respectively.

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

The Company leases vehicles under operating leases that expire at various dates through 2024.

Many of these leases provide for payment by the Company, as the lessee, of taxes, insurance premiums, costs of maintenance and other costs which are expenses as incurred. Certain operating leases include escalation clauses and some of which may include options to extend the leases for up to 3 years.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three Months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Lease Cost
Operating lease cost, net of related party license fee	$36	$36	$100	$141
Variable lease cost	30	30	90	88
Total lease cost	$66	$66	$190	$229

	As of September 30,	As of December 31,
	2021	2020
Assets
Operating lease, right-of-use- asset	$749	$766
Liabilities
Current
Operating lease liabilities	$300	$238
Non-current
Operating lease liabilities, net of current portion	457	547
Total lease liabilities	$757	$785

Other information:
Weighted average remaining lease term - operating leases	2.69 years	3.33 years
Weighted-average discount rate - operating leases	7.46%	7.78%

The Company records operating lease payments to lease expense using the straight-line method. The Company’s lease expense was $66 and $190 for the three and nine months ended September 30, 2021, included in general and administrative expenses which is net of the related party license fee of $47 and $141 for the three and nine months ended September 30, 2021, respectively (see Note 10). The Company’s lease expense was $66 and $229 for the three and nine months ended September 30, 2020, respectively, included in general and administrative expenses, which is net of the related party license fee of $47 and $126 for the three and nine months ended September 30, 2020, respectively.

Note 8 – Convertible Note, Term Debt and Long-Term Debt

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

Pursuant to and among other changes effected by, the Deferral Agreement, as of April 2, 2020, the originally scheduled period of monthly interest-only payments under the Loan Agreement, and the originally scheduled maturity date of the Loan Agreement, have each been extended by nine months. As a result, pursuant to the Deferral Agreement, the Loan Agreement provided for monthly interest-only payments through June 30, 2022, followed by monthly payments of principal and interest until June 1, 2024.

On July 16, 2021 (the “Effective Date”), the Company entered into a loan facility (the “Kreos Loan Agreement”) with Kreos Capital VI (Expert Fund) LP (the “Lender”). Under the Kreos Loan Agreement, the Lender will provide the Company with access to term loans in an aggregate principal amount of up to $12,000 (the “Loan”) in three tranches as follows: (a) on the Effective Date, a loan in the aggregate principal amount of $4,000 (the “Convertible Note”, or “Tranche A”), (b) on the Effective Date, a loan in the aggregate principal amount of $5,000 (“Long-term Debt” or “Tranche B”), and (c) available until December 31, 2021, a loan in the aggregate principal amount of $3,000 (“Tranche C”, together with Tranche A and Tranche B, the “Loan” or “Loans”). The Kreos Loan Agreement contains customary representations and warranties, indemnification provisions in favor of the Lender, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. Outstanding borrowings under the Loan are secured by a first priority security interest on substantially all of the personal property assets of the Company, including the Company’s material intellectual property and equity interests in its subsidiaries. There are no liquidity or financial covenants.

The Convertible Note and Long-term Debt were funded on the Effective Date. As of September 30, 2021, the Company has not drawn any of the funds available under Tranche C. On the Effective Date, the Company used a portion of the proceeds from the Loan to repay in full all amounts outstanding under, and discharge all obligations in respect of, the Loan Agreement between the Company and SVB. The payment amount of $8,220 included a negotiated prepayment penalty of $220 under the terms of the payoff arrangement with SVB and to pay fees and expenses incurred to obtain the Loan. The Company accounted for the repayment of the Term Debt as an extinguishment of debt and recorded a loss on extinguishment of $237. As a result, the Term Debt, together with all documents and agreements executed in connection therewith, have terminated and all liens associated therewith have been released as of the Effective Date.

The Convertible Note requires forty-eight monthly interest only payments commencing after the Effective Date and thereafter full payment of the then outstanding principal balance of the Convertible Note on July 1, 2025. The Kreos Loan Agreement contains features that would permit the Lender to convert all or any portion of the outstanding principal balance of the Convertible Note at any time, pursuant to which the converted part of the Convertible Note will be converted into that number of shares of common stock of the Company to be issued to the Lender at a price per share equal to the conversion price, of $1.40 per share. Following the conversion of any portion of the outstanding principal balance of the Convertible Note, the principal balance of the Convertible Note remaining outstanding shall bear interest at 7.75% per annum. The Tranche B loan requires interest only monthly payments commencing on the Effective Date until September 30, 2022 and, thereafter, thirty-three monthly payments of principal and interest accrued thereon until June 1, 2025. Notwithstanding the foregoing, in the event the Company completes a capital raise of a minimum of $20,000 prior to September 30, 2022, the repayment terms of the Tranche B and Tranche C loans shall automatically be amended so that the interest only period will be extended to June 30, 2023, and, thereafter, the Company shall pay twenty-four monthly payments of principal and interest accrued thereon until June 1, 2025. Interest on the Convertible Note accrues at 7.75% per annum. Interest on the Tranche B and Tranche C loans accrues at 9.5% per annum.

In connection with the Kreos Loan Agreement, the Company also issued to the Lender a warrant (“Warrant”), dated July 16, 2021, to purchase up to 190,949 shares of the Company’s common stock, at an exercise price of $1.0474 per share, payable in cash or on a cashless basis according to the formula set forth in the Warrant. The exercise price of the Warrant and the number of shares issuable upon exercise of the Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Warrant is exercisable until the date that is ten years after the date of issuance. The Company concluded that the Warrant is indexed to its own stock and, accordingly is classified as equity. See note 11 for further discussion of the Warrant.

The Company treated Tranche A, Tranche B, and the Warrant as three separate freestanding financial instruments with the proceeds received in connection with the transaction allocated amongst the instruments based on relative fair value. The proceeds received in connection with the transaction allocated amongst the instruments based on relative fair value resulted in $165 being allocated to the Warrant and a corresponding amount recorded as a debt discount to the Convertible Note and Long-term Debt. The Company recorded an aggregate debt discount of $690 related to the Loan, inclusive of the debt discount of $165 in connection to the Warrant, which will be amortized to interest expense over the term of each respective tranche using the effective interest method. The Company also paid $437 in cash for debt issuance costs. Additionally, per the Kreos Loan Agreement, with respect to the Long-term Debt, there is an advance payment of $171 that is recorded at a debt discount and is included in the $437 of cash paid for debt issuance costs for the three and nine months ended September 30, 2021. The advance payment represents the last month’s payment in relation to the Long-term Debt. There is also an end of loan payment of $88 which is included on the balance sheet as a liability within the Long-term Debt and also within the total debt discount of $690.

For the three months ended September 30, 2021, interest expense for the Loan was as follows:

Contractual interest expense	$165
Amortization of debt issuance costs	28
Total interest expense	$193

Future principal payments under the Convertible Note as of September 30, 2021 are as follows:

Years Ending December 31,	Amount
2021	$-
2022	-
2023	-
2024	-
2025	4,000
Total future principal payments	4,000
Less unamortized debt issuance costs	(182)
Total balance	$3,818

Future principal payments under the Long-term Debt as of September 30, 2021 are as follows:

Years Ending December 31,	Amount
2021	$-
2022	440
2023	1,696
2024	1,864
2025	1,000
Total future principal payments	5,000
End of loan payment	88
Less unamortized debt issuance costs	(480)
Total balance	$4,608

Note 9 – Commitments and Contingencies

Royalties to the IIA

The Company has received, and may receive in the future, grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures pursuant to the Israeli Law for the Encouragement of Research, Development and Technological Innovation in Industry 5744-1984 (the “Research Law”), and the regulations previously promulgated thereunder, as well as the IIA’s rules and benefit tracks which apply to companies receiving IIA funding (collectively, including the Research Law, the “IIA Regulations”) The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332.  No amounts were received during the three and nine months ended September 30, 2021 and 2020. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR interest to date in the amount of $1,413 and $1,407 as of September 30, 2021 and December 31, 2020, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion from know-how developed using IIA grants, with a rate that is currently 4% (which may be increased under certain circumstances), up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense for the three and nine months ended September 30, 2021 and 2020, and an immaterial liability at September 30, 2021 and December 31, 2020.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at September 30, 2021 and December 31, 2020 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

*	Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of September 30, 2021.

**	Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Royalty Payment Rights Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of September 30, 2021.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the consolidated balance sheets at September 30, 2021 and December 31, 2020 in the amount of $1,769 and $1,617, respectively. A loss of $35 and $152 on change in fair value of Contingent Royalty Obligation was recorded for the three and nine months ended September 30, 2021, respectively. A gain on change in fair value of Contingent Royalty Obligation of $3 and $248 was recorded for the three and nine months ended September 30, 2020, respectively.

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

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc., formerly a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. During the three and nine months ended September 30, 2021, the Company recorded license fees of $47 and $141, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses. During the three and nine months ended September 30, 2020, the Company recorded license fee of $47 and $126, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses.

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

On February 17, 2021, the Company’s Compensation Committee approved a modification to the non-employee director compensation policy to permit payment of the fees for service as directors for 2021 in grants of the Company’s common stock, in lieu of cash compensation. Non-employee members of the Board of Directors were granted an aggregate of 121,237 fully vested shares of common stock at a price equal to $1.78 per share of common stock, as compensation, in lieu of $216 of cash compensation, for service as directors for 2021. On June 22, 2021, the Company granted to its newly appointed director an aggregate of 18,209 fully vested shares of common stock at a price equal to $1.04 per share of common stock, as compensation, in lieu of $19 of cash compensation, for service as a director for 2021. As of September 30, 2021, the Company recorded $61 in prepaid board of directors’ compensation. For the three and nine months ended September 30, 2021, the Company recorded $60 and $174 of expense, respectively, in relation to the board of directors’ compensation.

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

On May 17, 2021, the Company issued an aggregate of 50,000 fully vested shares of common stock to a consultant in consideration for services that were performed during the three months ended June 30, 2021 under a consulting agreement, with fair value of $53, based on a price of $1.06 per share of common stock, which was the closing price of the Company’s stock at the date of issuance. The Company recorded $0 and $53 of expense in the three months and nine months ended September 30, 2021, respectively, in relation to the consulting agreement.

Issuance of Warrants to Purchase Common Stock

On February 6, 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 120,000 shares of common stock of the Company. The warrants will vest over a one-year period on a monthly basis and expire three years from the date of issuance. 60,000 of the granted warrants are exercisable at a price equal to $2.16 per share of common stock and 60,000 of the remaining warrants granted are exercisable at a price equal to $3.50 per share of common stock. The fair value of the warrants were valued on the date of grant at $112 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.43%; (2) expected life in years of 3.0; (3) expected stock volatility of 74.82%; and (4) expected dividend yield of 0%. The Company recorded $28 and $47 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss in relation to the consulting agreement for the three and nine months ended September 30, 2020, respectively. The Company recorded $0 and $9 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss in relation to the consulting agreement for the three and nine months ended September 30, 2021, respectively.

On January 20, 2021, the Company entered into a services agreement with a service provider whereby it agreed to issue warrants to purchase an aggregate 340,020 shares of common stock of the Company with an exercise price equal to $1.75 per share of common stock, which will vest over a one-year period on a monthly basis and will have an exercise period of three years from the date of issuance. The fair value of the warrants were valued on the date of grant at $355 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.19%; (2) expected life in years of 3.0; (3) expected stock volatility of 100.99%; and (4) expected dividend yield of 0%. The Company recorded $89 and $237 as general and administrative expense in the accompanying consolidated statement of comprehensive loss in relation to the consulting agreement for the three and nine months ended September 30, 2021, respectively.

On August 28, 2020 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) under which it sold and issued to an institutional investor (the “Holder”), in a registered direct offering, an aggregate of 3,200,000 shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”), and pre-funded warrants to purchase an aggregate of 5,533,625 shares of Common Stock (the “Pre-Funded Warrants”) at an exercise price of $0.001 per share. During the three and nine months ended September 30, 2021, the Pre-Funded Warrants for 5,533,625 shares of common stock were exercised which resulted in aggregate proceeds of $0 and $6.

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

In connection with the Exercise Agreement, the Company entered into a financial advisory agreement (the “Letter Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which A.G.P. acted as exclusive financial advisor to the Company in this transaction and received a cash fee of $300 upon full cash exercise of the Private Placement Warrants, which was included in financing fees in the consolidated statement of shareholders’ equity, as of September 30, 2021. As additional compensation, A.G.P. will receive a cash fee equal to $200 upon the cash exercise in full of the New Warrants.

In connection with the Kreos Loan Agreement as described in Note 8, the Company issued to the Lender a Warrant, dated July 16, 2021, to purchase up to 190,949 shares of the Company’s common stock. The Warrant is immediately exercisable at an exercise price of $1.0474 per share, payable in cash or on a cashless basis according to the formula set forth in the Warrant. The exercise price of the Warrant and the number of shares issuable upon exercise of the Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Warrant is exercisable until the date that is ten years after the date of issuance. The fair value of the warrant was valued on the date of grant at $168 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.31%; (2) expected life in years of 10; (3) expected stock volatility of 108.87%; and (4) expected dividend yield of 0%. As described in Note 8, in connection with the Kreos Loan Agreement, the Company treated the Warrant as a separate freestanding financial instrument amongst the other financial instruments in the Loan with the proceeds received in connection with the transaction allocated amongst the instruments based on relative fair value which resulted in $165 being allocated to the Warrant and a corresponding amount recorded as a debt discount to the Convertible Note and Long-term Debt. See Note 8 for further detail.

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2020	17,058,051	$1.86	5.78	$-
Granted	6,530,969	2.07
Exercised	(14,267,250)	1.24		-
Outstanding at September 30, 2021	9,321,770	$3.00	3.32	$-

As of September 30, 2021, 9,208,448 warrants were exercisable.

Stock Options

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of the Company’s common stock than would otherwise occur. On January 1, 2021, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 1,936,669 shares. Under the 2016 Plan, effective as of January 1, 2021, the maximum number of shares of the Company’s common stock authorized for issuance is 7,592,663. As of September 30, 2021, there were 226,103 shares of common stock available for future grant under the 2016 Plan.

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,029,119	$3.00	7.96	$-
Granted	1,206,500	1.71
Forfeited	(163,640)	3.52
Outstanding at September 30, 2021	6,071,979	$2.73	7.66	$-

The Company estimated the fair value of each stock option award using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Nine months Ended September 30,
	2021	2020
Expected term, in years	5.7	5.7
Expected volatility	106.64%	82.04%
Risk-free interest rate	0.73%	1.00%
Dividend yield	-	-
Grant date fair value	$1.71	$1.17

As of September 30, 2021, unamortized share-based compensation for stock options was $1,799, with a weighted-average recognition period of 1.03 years.

As of September 30, 2021, outstanding options to purchase 3,855,603 shares of common stock were exercisable with a weighted-average exercise price per share of $3.83.

For the three and nine months ended September 30, 2021, the Company recorded $536 and $1,885, respectively, for share based compensation expense related to stock options.

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

The Company recorded $223 and $646 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021, respectively, in relation to the aggregate 927,266 restricted stock units issued to date to the CEO, executives, and directors.

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	337,927	$3.10
Granted	426,000	1.71
Vested	(208,329)	2.35
Nonvested at September 30, 2021	555,598	$2.29

As of September 30, 2021, unamortized share compensation for restricted stock units was $970, with a weighted-average recognition period of 0.90 years. 89,332 restricted stock unit awards vested during the three months ended September 30, 2021, but were not issued yet at September 30, 2021.

Share-based Compensation

The following table sets forth total non-cash share-based compensation for the issuance of options to purchase common stock, warrants to purchase common stock, and restricted stock unit award by operating statement classification for the three and nine months ended September 30, 2021 and 2020:

	Three Months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$145	$122	$448	$459
Sales and marketing	71	78	293	250
General and administrative	632	585	2,036	1,533
Total	$848	$785	$2,777	$2,242

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

Overview

We have developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures.  The Pure-Vu System has received a CE Mark in the EU for use in colonoscopy.  The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques.  Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. Challenges exist for inpatient colonoscopy and endoscopy, particularly for patients who are elderly, with comorbidities, or active bleeds, where the ability to visualize, diagnose and treat is often compromised due to debris, including fecal matter, blood, or blood clots.  We believe this is especially true in high acuity patients, like GI bleeding where the existence of blood and blood clots can impair a physician’s view and removing them can be critical in allowing a physician the ability to identify and treat the source of bleeding on a timely basis.  We believe use of the Pure-Vu System may lead to positive outcomes and lower costs for hospitals by safely and quickly improving visualization of the colon and upper GI tract, potentially enabling effective diagnosis and treatment without delay.  In multiple clinical studies to date, involving the treatment of challenging inpatient and outpatient cases, the Pure-Vu System has consistently helped achieve adequate bowel cleanliness rates greater than 95% following a reduced prep regimen. We also believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we estimate that during 2021 approximately 1.5 million inpatient colonoscopy procedures will be performed in the U.S. and approximately 4.8 million worldwide.  Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System does not currently have a unique reimbursement code with any private or governmental third-party payors in any country. We have begun commercialization of our second generation Pure Vu System, but do not expect to generate significant revenue from product sales until the COVID-19 pandemic has fully subsided and we further expand our commercialization efforts, which is subject to significant uncertainty.

Recent Developments

In March 2021, we presented a request for an ICD-10 code at a Center for Medicare and Medicaid Services (“CMS”) meeting, which is part of our broader strategy to obtain reimbursement for certain inpatient and outpatient procedures where the Pure-Vu System can help facilitate visualization of inadequately prepared colons in high medical need patients. On August 2, 2021, CMS granted the Pure-Vu System a permanent ICD-10 code which commenced on October 1, 2021.

On June 16, 2021, we announced the enrollment of the first patients in the European Union (EU) study of the Pure-Vu System, which is evaluating the clinical outcomes in patients with a history of poor bowel preparation using a low volume preparation with limited diet restrictions and the Pure-Vu System. On September 8, 2021, we announced the enrollment of patients at GastroZentrum Lippe, a private endoscopy clinic in Germany, the second site for this EU study of the Pure-Vu System. Germany is currently the largest colonoscopy market in Europe, with approximately 1.7 million procedures expected to be performed in 2021, according to iData Research.

The EU study will enroll approximately 44 patients who have a history of poor bowel preparation and are scheduled for either screening, diagnostic, or surveillance colonoscopy across two sites, including the Radboud University Medical Center (Netherlands) and GastroZentrum Lippe (Germany). The patients will undergo a low volume bowel preparation, with just 2x150ml picoprep. The patients will also be allowed to eat a low fiber diet for two days prior to the colonoscopy as opposed to the typical clear liquid diet the day before a colonoscopy. The patients will then receive intra-procedural bowel cleansing with the Pure-Vu System. The primary endpoint for the study is improvement of the bowel preparation from baseline to post procedure as assessed by the Boston Bowel Preparation Scale (BBPS), which assesses the cleanliness of each of the three segments of the colon on a zero to three scale and requires a minimum score of two or better per segment to be considered adequately prepped. The study will also look at key clinical endpoints related to the quality of the examination including detection of critical pathology in the colon.

On October 26, 2021, we announced the presentation of results from an independent single-center study of the Pure-Vu System as an adjunct to colon cleansing in patients with inadequate bowel preparation (IBP) in a poster presentation at the 2021 American College of Gastroenterology (ACG) Annual Scientific Meeting.

In the independent study, the Pure-Vu System was used in 40 patients (14 inpatient procedures (35%) and 26 outpatient procedures (65%)) with IBP to complete the colonoscopy. The indication for colonoscopy was either diagnostic or colorectal cancer (CRC) screening/surveillance. Pure-Vu was used as an adjunct to IBP to allow completion of procedure in 37 patients. In patients with IBP, the mean BBPS score improved from 3.1 (range: 0-6) to 8.5 (range 5-9) after intra-procedural cleansing. Three patients had active lower gastrointestinal bleeding (LGIB), and the Pure-Vu System was used without bowel preparation to promptly detect the etiology and possibly treat. When used in emergency colonoscopy without bowel preparation, procedures could be completed in all three patients detecting and treating diverticular and post-polypectomy bleeding in one patient each and diagnosing severe right sided ischemic colitis in another. The study authors concluded the utility of the Pure-Vu System without prior bowel preparation in LGIB needs further study. Use of Pure-Vu System did not interfere with the performance of endoscopic interventions including biopsy, cold/hot snare polypectomy, or EMR. Besides minor mucosal trauma in two cases, no major complications were observed with the Pure-Vu System.

Our clinical research efforts in the U.S. also continue to be focused on critical patient populations such as acute lower GI bleeds, where time to a successful colonoscopy can be clinically impactful. We are working with a major U.S. hospital system on a study that has recently initiated enrollment that is focused on eliminating the barrier of traditional preparation to facilitate urgent colonoscopies in significant lower GI bleed patients. In this study the patients will ingest minimal to no purgative-based preparation and only receive two tap water enemas prior to the procedure. Additionally, we are developing additional U.S. clinical programs to accelerate its commercial efforts as well as its outpatient reimbursement activities.

On July 21, 2021, we announced the expansion of our long-term credit facility by securing a new loan agreement with Kreos Capital VI (Expert Fund) LP for up to $12.0 million. This facility replaces our previous term loan agreement with Silicon Valley Bank and removes the $10.0 million minimum cash balance liquidity covenant. The new term loan agreement is split into three tranches, including a $5.0 million term loan and a $4.0 million convertible loan that were both funded on July 16, 2021. We applied $8.2 million of the proceeds from such tranches to repay in full all amounts outstanding under, and discharge all obligations in respect of the previous term loan agreement with Silicon Valley Bank. The third tranche is a $3.0 million term loan option available to be drawn by us through December 31, 2021. This new agreement strengthens our balance sheet and increases our financial flexibility.

On November 2nd, 2021, CMS announced that our application for the Transitional Pass-Through Payment, which we previously submitted for the Pure-Vu System, was not approved for the calendar year 2022 program.  This announcement does not impact our broader strategy to continue to seek to obtain reimbursement in the future for certain outpatient procedures where we believe the Pure-Vu System can help facilitate visualization of inadequately prepared colons in high medical need patients.

We also recently announced the development of Pure-Vu EVS, the third generation of our platform that will offer continued advancement and enhanced usability. The system will feature both upper and lower GI capabilities, a reduced footprint workstation, faster set-up times, and the ability to load a dirty colonoscope in order to conduct rescue procedures when necessary. We expect to submit Pure-Vu EVS to the FDA for 510K approval by the end of 2021.

We continue to closely monitor the effects of COVID-19 on our business.  We have remained nimble in our commercial approach, exploring all available options with respect to minimizing the negative consequences of the pandemic on our business.  At this date we cannot fully predict the potential impact on our financial results and operations.

Financial Operations Overview

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $14.2 million for the nine months ended September 30, 2021, and we expect to continue to incur net operating losses for the foreseeable future. As of September 30, 2021, we had $23.7 million in cash and cash equivalents and an accumulated deficit of $117.9 million. We expect our expenses to increase in connection with our ongoing activities to commercialize and market the Pure-Vu System, including additional expenditures in sales and marketing personnel, clinical affairs and manufacturing. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Furthermore, the extent of the impact and effects of the recent outbreak of the coronavirus COVID-19 on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, production delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for our Pure-Vu system is impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase in connection with our ongoing activities, as we:

●	continue to expand commercialization;

●	scale manufacturing with our contracted partners for both the workstation and disposable portions of the Pure-Vu System;

●	develop future generations of the Pure-Vu System to improve user interface, optimize handling and reduce the cost structure;

●	raise sufficient funds to effectuate our business plan, including commercialization activities and reimbursement efforts related to our Pure-Vu System and our research and development activities, including clinical and regulatory development, and the continued development and enhancement of our Pure-Vu System; and

●	operate as a public company.

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

During the nine months ended September 30, 2021, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

Revenue

As of September 30, 2021, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales until we further expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Revenue totaled $141.0 thousand for the three months ended September 30, 2021, compared to $33.0 thousand for the three months ended September 30, 2020.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2021 totaled $251.0 thousand, compared to $32.0 thousand for the three months ended September 30, 2020. The increase of $219.0 thousand was primarily attributable to inventory impairment of $186.0 thousand, due to the lengthening of sales cycles and lower than anticipated sales volume in light of COVID-19, and an increase to the cost of our system disposable evaluation and commercial units and commercial sales of workstations of $33.0 thousand.

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

Research and development expenses for each of the three months ended September 30, 2021 and September 30, 2020 totaled $1.2 million.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the three months ended September 30, 2021 totaled $0.7 million, compared to $0.5 million for the three months ended September 30, 2020. The increase of $0.2 million was primarily attributable to increases of $0.1 million in professional and consulting fees and $0.1 million of other sales and marketing costs.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the three months ended September 30, 2021 totaled $2.3 million, compared to $2.2 million for the three months ended September 30, 2020. The increase of $0.1 million was primarily attributable to increases of $0.1 million in professional and consulting fees.

Other Income and Expenses

Other expense, net for the three months ended September 30, 2021 totaled $0.5 million compared to $0.1 million for the three months ended September 30, 2020.

Comparison of Nine months Ended September 30, 2021 and 2020

Revenue

As of September 30, 2021, we have generated limited revenue from the sales of products. We do not expect to generate significant revenue from product sales until we further expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty.

Revenue totaled $292.0 thousand for the nine months ended September 30, 2021, compared to $62.0 thousand for the nine months ended September 30, 2020.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2021 totaled $321.0 thousand, compared to $72.0 thousand for the nine months ended September 30, 2020. The increase of $240.0 thousand was primarily attributable to the inventory impairment of $186.0 thousand, due to the lengthening of sales cycles and lower than anticipated sales volume in light of COVID-19, and an increase to the cost of our system disposable evaluation and commercial units and commercial sales of workstations of $63.0 thousand.

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

Research and development expenses for the nine months ended September 30, 2021 totaled $4.0 million, compared to $4.4 million for the nine months ended September 30, 2020. The decrease of $0.4 million was primarily attributable to a decrease of $0.5 million in salaries and other personnel related costs due to decreased headcount, offset by an increase of $0.1 million in professional and consulting services.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the nine months ended September 30, 2021 totaled $2.2 million, compared to $3.0 million for the nine months ended September 30, 2020. The decrease of $0.8 million was primarily attributable to decreases of $0.9 million in salaries and other personnel related cost, due to decreased headcount and $0.2 million in training product, offset by increases of $0.3 million professional services and other sales and marketing costs.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the nine months ended September 30, 2021 totaled $7.1 million, compared to $7.4 million for the nine months ended September 30, 2020. The decrease of $0.3 million was primarily attributable to decreases of $0.7 million in salaries and other personnel related costs due to decreased stock- based compensation, $0.2 million in lease termination fees, offset with a $0.5 million increase in share-based compensation and $0.1 million other general and administrative costs.

Other Income and Expenses

Other expense, net for the nine months ended September 30, 2021 totaled $0.8 million compared to other expense, net of $0.1 million for the nine months ended September 30, 2020. The increase of $0.7 million in other expense, was primarily attributable to a loss of $0.2 million in 2021 compared to a gain of $0.2 million in 2020 from the change in estimated fair value of contingent royalty obligation, a loss on extinguishment of debt associated with the Silicon Valley Bank loan of $0.2 million in 2021, and finance expenses of $0.4 million in 2021 compared to finance expenses of $0.3 million in 2020.

Liquidity and Capital Resources

To date, we have generated minimal revenues, experienced negative operating cash flows and have incurred substantial operating losses from our activities. We expect operating costs will increase significantly as we incur costs associated with commercialization activities related to the Pure-Vu System, including additional expenditures in sales & marketing personnel, clinical affairs and manufacturing. We expect to continue to fund our operations primarily through utilization of our current financial resources, future product sales, and through the issuance of debt or equity.

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

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which it may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the nine months ended September 30, 2021, we sold approximately 1.3 million shares of common stock pursuant to the above-described Equity Distribution Agreement, resulting in net cash proceeds of $1.8 million, after deducting issuance costs of $0.1 million.

On July 16, 2021 (the “Effective Date”), we entered into a loan facility (the “Kreos Loan Agreement”) with Kreos Capital VI (Expert Fund) LP (the “Lender”). Under the Kreos Loan Agreement, Lender will provide us with access to term loans in an aggregate principal amount of up to $12.0 million. We drew $9.0 million of term loans pursuant to the Kreos Loan Agreement on the Effective Date, and applied $8.2 million of the proceeds, inclusive of a negotiated prepayment premium of approximately $0.2 million, to repay in full all amounts outstanding under, and discharge all obligations in respect of our prior Loan and Security Agreement, entered into in December 2019, as was amended from time to time, (the “SVB Loan Agreement”) with Silicon Valley Bank. As a result, the SVB Loan Agreement, together with all documents and agreements executed in connection therewith, including certain liquidity covenants, have terminated and all liens associated therewith have been released as of the Effective Date. We intend to use the remaining proceeds of the Kreos Loan Agreement to enhance our product development and commercial growth plans, and for general corporate purposes.

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

As of September 30, 2021, we had total current assets of $24.9 million and total current liabilities of $2.6 million resulting in working capital of $22.3 million. Net cash used in operating activities for the nine months ended September 30, 2021 was $10.5 million, which includes a net loss of $14.2 million, offset by non-cash expenses principally related to share based compensation expense of $2.8 million, depreciation and amortization of $0.3 million, loss on extinguishment of debt associated with the Silicon Valley Bank loan of $0.2 million, provision for excess and obsolete inventory of $0.2 million, and a loss on the change in estimated fair value of contingent royalty obligation of $0.2 million, offset by changes in net working capital items principally related to the increase in accounts receivable of $0.1 million, increase of prepaid expenses and other assets of $0.1 million, and a decrease in other current and non-current liabilities.

Net cash used in investing activities for the nine months ended September 30, 2021 totaled $0.4 million related to the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $13.8 million related to proceeds from issuance of common shares of $1.9 million, exercise and purchase of warrants of $12.0 million, and borrowings under loans of $9.0 million, offset by repayments under term loans of $8.2 million, financing fees of $0.5 million and payment of debt issuance costs of $0.4 million.

As of September 30, 2021, we had cash and cash equivalents of $23.7 million. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

Shelf Registration Statements

On March 26, 2019, we filed a shelf registration statement (File No. 333-230516) with the Securities and Exchange Commission (the “2019 Shelf Registration Statement”), which was declared effective on April 24, 2019, that allows us to offer, issue and sell up to a maximum aggregate offering price of $75.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of September 30, 2021, we have sold approximately $31.8 million of securities under the 2019 Shelf Registration Statement.

On March 16, 2021, we filed a shelf registration statement (File No. 333-254343) with the Securities and Exchange Commission (the “2021 Shelf Registration Statement”), which was declared effective on March 26, 2021, that allows us to offer, issue and sell up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of September 30, 2021, we have not sold any securities under the 2021 Shelf Registration Statement, except as described below.

The 2021 Shelf Registration Statement includes a prospectus registering the at-the-market offering program pursuant to the Equity Distribution Agreement with Oppenheimer, under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the nine months ended September 30, 2021, we sold approximately 1.3 million shares of common stock pursuant to the above-described Equity Distribution Agreement, resulting in net cash proceeds of $1.8 million, after deducting issuance costs of $0.1 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and the factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, for the year ended December 31, 2020, and in our Quarterly Report on Form 10-Q, for the quarter ended June 30, 2021, may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 16, 2021, or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the Securities and Exchange Commission on August 12, 2021, except as noted below

Risks Related to Our Capital Stock

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Capital Market LLC (“Nasdaq”) by February 21, 2022 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). If a company’s common stock trades for 30 consecutive business days below the Bid Price Requirement, Nasdaq will send a deficiency notice, advising that such company has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such company does not regain compliance with the Bid Price Requirement prior to the expiration of the initial period, such company may be eligible for an additional 180 calendar day compliance period, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, including stockholder equity requirements (except for the Bid Price Requirement), which we may be unable to satisfy, and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the company does not regain compliance with the Bid Price Requirement prior to the expiration of the initial period, and if it appears to the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Staff”) that the company will not be able to cure the deficiency, or if the company is not otherwise eligible, the Staff will provide the company with written notification that its securities are subject to delisting from Nasdaq. At that time, the company may appeal the delisting determination to a hearings panel.

On August 24, 2021, the Staff notified us that we did not comply with the Bid Price Requirement, and we have 180 calendar days, or until February 21, 2022, to regain compliance. The closing bid price of our securities must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance.

If we are unable to regain compliance with the Bid Price Requirement by February 21, 2022, or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Form of June 2018 Consultant Warrant.	10-Q	001-38389	4.1	8/13/2018

10.1	Loan Agreement, dated as of July 16, 2021 between Kreos Capital, Motus GI Holdings, Inc., Motus GI, LLC and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.1	7/21/2021

10.2	Security Agreement dated as of July 16, 2021 between Kreos Capital and Motus GI Holdings, Inc.	8-K	001-38389	10.2	7/21/2021

10.3	Security Agreement dated as of July 16, 2021 between Kreos Capital and Motus GI, LLC.	8-K	001-38389	10.3	7/21/2021

10.4	Debenture – Fixed Charge dated as of July 16, 2021 between Kreos Capital and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.4	7/21/2021

10.5	Debenture – Floating Charge dated as of July 16, 2021 between Kreos Capital and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.5	7/21/2021

10.6	US Intellectual Property Security Agreement dated as of July 16, 2021 between Kreos Capital and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.6	7/21/2021

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)					X

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Motus GI Holdings, Inc.

Date: November 12, 2021	By:	/s/ Timothy P. Moran
	Name:	Timothy P. Moran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)