Form 10-K
period 2021-12-31
Motus GI Holdings, Inc.
filed 2022-03-29
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchanged on Which Registered
Common Stock, $0.0001 par value per share	MOTS	The Nasdaq Capital Market

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $47,000,000 based on the closing price of the registrant’s Common Stock on June 30, 2021.

The number of shares outstanding of the registrant’s Common Stock, par value of $0.0001 per share, as of March 21, 2022 was 54,867,257.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Motus GI Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2021

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our limited operating history;

●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for the Pure-Vu System and our ability to satisfy our capital needs;

●	our ability to remain compliant with the requirements of The Nasdaq Capital Market for continued listing;

●	our dependence on the Pure-Vu System, our sole product;

●	our ability to commercialize the Pure-Vu System;

●	our ability to obtain approval from regulatory agents in different jurisdictions for the Pure-Vu System;

●	our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors;

●	our ability to obtain approval or certification from regulatory or other competent entities in different jurisdictions for the Pure-Vu System;

●	our dependence on third-parties to manufacture the Pure-Vu System;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executives and medical and science personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements

●	our ability to adequately support growth; and

●	our ability to project in the short term the hospital medical device environment considering the global pandemic and strains on hospital systems

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

Overview

We have developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures. The Pure-Vu System is also CE marked in the European Economic Area (EEA) for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. Challenges exist for inpatient colonoscopy and endoscopy, particularly for patients who are elderly, with comorbidities, or active bleeds, where the ability to visualize, diagnose and treat is often compromised due to debris, including fecal matter, blood, or blood clots. We believe this is especially true in high acuity patients, like GI bleeding where the existence of blood and blood clots can impair a physician’s view and removing them can be critical in allowing a physician the ability to identify and treat the source of bleeding on a timely basis. We believe use of the Pure-Vu System may lead to positive outcomes and lower costs for hospitals by safely and quickly improving visualization of the colon and upper GI tract, potentially enabling effective diagnosis and treatment without delay. In multiple clinical studies to date, involving the treatment of challenging inpatient and outpatient cases, the Pure-Vu System has consistently helped achieve adequate bowel cleanliness rates greater than 95% following a reduced prep regimen. We also believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we believe that during 2021 approximately 1.5 million inpatient colonoscopy procedures were performed in the U.S. and approximately 4.8 million worldwide. Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System has been assigned an ICD-10 code in the US. The system does not currently have unique codes with any private or governmental third-party payors in any other country or for any other use; however, we intend to pursue reimbursement activities in the future, particularly in the outpatient colonoscopy market. We recently received 510(k) clearance from the FDA for our Pure-Vu EVS System and expect to commence commercialization by the end of Q1 2022. We do not expect to generate significant revenue from product sales until the COVID-19 pandemic has fully subsided and we further expand our commercialization efforts, which is subject to significant uncertainty.

Market Overview

Colonoscopies are one of the most frequently performed medical procedures with over 20 million colonoscopies performed in the United States each year and more than 54 million worldwide, per 2019 iData Research Inc. Based on our review and analysis of this market data as well as 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we estimate that during 2022 approximately 1.5 million inpatient colonoscopy procedures in a hospital setting will be performed in the U.S. Hospital based colonoscopies are typically performed to help diagnose and treat lower gastrointestinal (GI) bleeding, irritable bowel syndrome (IBS), inflammatory bowel disease (IBD), anemia or infection. A majority of total colonoscopies in the U.S. and worldwide are performed as outpatient procedures at an ambulatory endoscopy center and/or hospital outpatient departments, with the bulk of procedures performed to detect and prevent colorectal cancer (CRC). According to the CDC (2018), approximately 31% of eligible patients are still not current with their CRC screening in the U.S. Over the past few decades, CRC has been demonstrated to be one of the most preventable cancers if detected early through the use of colonoscopy screening.

Despite the pervasiveness and effectiveness of colonoscopy, a key ongoing clinical challenge of the procedure is that patients are required to undergo a potent pre-procedure bowel preparation regimen to try to ensure that the colon is fully cleansed to enable clear visualization of the tissue. Successful bowel preparation is one of the most important factors in delivering a thorough, high quality exam and is well documented to have a direct impact on the adenoma detection rate (ADR), the rate of detecting pre-cancer anomalies in the colon tissue, which in turn predicts a decrease in CRC risk. An inadequately prepared colon can impact the diagnostic accuracy of the procedure and can lead to procedures having to be repeated earlier than the medical guidelines advise or can lead to failed procedures especially in the inpatient setting. Rescheduling the procedure is inconvenient to the patient (and many patients fail to come for their follow-up), creates inefficiencies in the provider’s workflow, and increases the length of hospital stay, each of which results in increased healthcare costs. The preparation regimen typically requires patients to be on a liquid diet for over 24 hours, drink up to four liters of a purgative, spend up to 12 hours prior to the exam periodically going to the bathroom to empty their bowels, and disrupting their daily activities, which could include missing work or other activities. The regimens can be highly disruptive and uncomfortable for many patients. In fact, approximately 57% of patients cite not wanting to take the bowel preparation as the number one deterrent for the procedure, as noted by Harewood et al., American Journal of Gastroenterology (2002). Further, it is estimated by HRA Healthcare Research & Analytics (2015) that approximately 23% of outpatients present with inadequately prepped colons, resulting in a number of colonoscopies that yield poor diagnostic accuracy or failed colonoscopies that must be repeated. For inpatients, this figure jumps to approximately 51% according to a recently published study by the Cleveland Clinic. It has also been reported that patients requiring frequent colonoscopies, such as CRC survivors and other surveillance patients, account for approximately 21% of the outpatient colonoscopies performed annually in the U.S., per Lieberman D.A. et.al., American Society for Gastrointestinal Endoscopy (2005).

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

An inpatient colonoscopy is generally more problematic than an outpatient procedure due primarily to poorer quality bowel prep, which can lead to lower rates of successful completion of the procedure and a higher frequency of repeat procedures. Inpatients are difficult to prep as exemplified by inadequate bowel prep rates. Published studies have found that the inpatient population experiences rates of insufficiently prepped colons at the time of colonoscopy as high as 55%. This has been shown to lead directly to significantly longer hospital stays and other additional costs due to the need for repeated preps, repeated colonoscopies, and additional diagnostic procedures. This is exemplified in a recently published study by the Cleveland Clinic that showed an inadequate preparation rate of 51% in the study population of 8,819 inpatients. The study noted that the 51% of the study population that were inadequately prepped stayed one day extra in the hospital compared to patients with adequate preparation. Another study, from Northwestern University Hospital System, showed an average hospital stay extension of two days and cost increase of as much as $8,000 per patient as a result of challenges associated with bowel preparation. We believe the Pure-Vu System may improve outcomes and lower costs for hospitals by potentially reducing the time to a successful colonoscopy, minimizing delayed and incomplete procedures, and improving the quality of an exam.

Our Pure-Vu Solution

Our system consists of a workstation controller and a single-use, disposable sleeve that fits over most standard and slim colonoscopes. Together with the colonoscope, the Pure-Vu System performs rapid, effective, and efficient intra-procedural cleaning without compromising procedural workflow and techniques. The over-sleeve has an umbilical section that connects the disposable over-sleeve to the workstation. The over-sleeve is treated with a hydrophilic lubricious coating that reduces friction and allows for smooth advancement through the colon. The workstation, through a series of peristaltic pumps activated by foot pedals, delivers an irrigation medium of air and water that creates a pulsed vortex inside the colon to break up fecal matter while simultaneously evacuating the colon content into waste receptacles already used in a standard colonoscopy procedure. The proprietary smart sense suction (evacuation) system in the device has sensors built in that can detect the formation of a blockage and automatically clear it allowing the physician to remove significant debris from the patient. The Pure-Vu System has been clinically demonstrated to be capable of cleaning poorly prepared colons in minutes. We are building an extensive intellectual property portfolio designed to protect key aspects of the system, including the pulsed vortex irrigation and auto-purge functions.

In June 2019, the 510(k) premarket notification for the second-generation (“Gen 2”) of the Pure-Vu System was reviewed and cleared by the FDA. We received the initial CE Certificate of Conformity, allowing us to affix the CE Mark to the Gen 2 Pure-Vu System in March 2020. We received a supplement to the initial CE Certificate of Conformity for all the latest upgrades in January 2021.

On February 14, 2022 we announced the 510(k) clearance by the FDA of our Pure-Vu EVS System. The new Pure-Vu EVS is designed to offer usability advancements over the currently marketed device, including enhanced physician navigation and control, on-demand bedside loading, expanded cleansing capacity, and a smaller workstation footprint. All upgrades are tied to the market development work the Company has done over the last year. The commercial launch of the Pure-Vu EVS in the first quarter of 2022 is anticipated to accelerate speed of adoption in the U.S. and global markets over time. In addition, the advancements made by the Pure-Vu EVS are expected to support future innovation and indication expansion of the Pure-Vu platform.

We have also implemented an improved manufacturing cost structure that we believe better positions the Company to broaden commercial utilization, increase margins, and establish distribution relationships in more cost sensitive global markets over time.

Pre-Clinical and Clinical Data & Safety

The Pure-Vu System has been studied in multiple clinical studies in patients receiving a reduced prep regime as well as a study focused on the inpatient population. The Pure-Vu System was used in two multi-center clinical studies in the EU and Israel, and also a single center study in the US. The first study involved 49 patients and was completed in the second quarter of 2016. The second study was completed in June 2017 and involved 46 patients. Patients in these studies had a restricted diet for 18-24 hours and received a split dose of 20mg of over-the-counter Dulcolax® (bisocodyl). Patients did not take any liquid purgative traditionally prescribed for bowel preparation. The clinical data showing performance of the Pure-Vu System in these studies using the BBPS, is shown below. The clinical results from the 2016 study were presented at the United European Gastroenterology Week (“UEGW”) in October 2016 and the second study was published in the peer review journal Endoscopy in 2018. The clinical results from the 2017 study were presented at the UEGW in October 2017, showing similar results, as shown below. This study has recently been published in Endoscopy, one of the top peer reviewed journals in the EU.

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

REDUCE Study

The Reduce study (“Reliable Endoscopic Diagnosis Utilizing Cleansing Enhancement”), was first presented at Digestive Disease Week (DDW) conference in May of 2019 and a full manuscript, titled “A multi-center, prospective, inpatient feasibility study to evaluate the use of an intra-colonoscopy cleansing device to optimize colon preparation in hospitalized patients: the REDUCE study”, was published in the peer review journal BMC Gastroenterology in Q2 of 2021. The REDUCE study was a multi-center inpatient prospective trial designed to evaluate Pure-Vu System’s ability to consistently and reliably improve bowel preparation to facilitate a successful colonoscopy in a timely manner in patients who were indicated for a diagnostic colonoscopy. The study enrolled 95 hospitalized patients on schedule regardless of their level of pre-procedural bowel preparation. The primary endpoint for the study was improvement of bowel preparation from baseline to post procedure as assessed by the Boston Bowel Preparation Scale (“BBPS”), which assesses the cleanliness of the each of the three segments of the colon on a 0 to 3 scale and requires a minimum score of 2 or better per segment to be considered adequately prepped.

For inpatients that received the Pure-Vu System, adequate bowel preparation improved from a baseline of 38% to 96% in segments evaluated. The analysis from the REDUCE study showed statistically significant improvement in every segment of the colon after Pure-Vu System use. The per segment BBPS improved from an average baseline of 1.74, 1.74 and 1.5 to 2.89, 2.91 and 2.86 respectively with a statistically significant p value of .001 for all three segments of the colon. The primary indication for patients enrolled in the study (68%) was a GI bleed. Acute GI bleeds can lead to hemodynamic instability and is a critical population to treat in an urgent fashion. Physicians were able to achieve a successful clinical outcome in 97% of patients in the study.

The chart below shows the outcome of the primary endpoint using the BBPS both pre and post use of the Pure-Vu System in a side-by-side fashion. It can be seen from the data that the high cleansing level achieved with the Pure-Vu System is consistent across the various studies:

Cost Effectiveness Analysis and Independent Studies

In Q2 of 2021, we announced the publication of a sponsored Pure-Vu System® Cost Effectiveness Analysis in the Journal of Cost Effectiveness and Resource Allocation, which is titled, “Colonoscopy in poorly prepped colons. A cost effectiveness analysis comparing standard of care to a new cleansing technology.” This study suggests that, assuming a national average compliance rate for colonoscopy in the U.S. at 60%, as reported by the American Cancer Society in 2017, the use of Pure Vu has the potential to provide the US healthcare system lifetime savings of $833-$922 per patient depending on the insurer when compared to the standard of care. Sponsorship of analysis and development of the manuscript was provided by us.

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

Current Clinical Studies

Our current clinical research efforts are focused on critical patient populations such as acute lower GI bleeds, where time to a successful colonoscopy can be clinically impactful. We are working with a major hospital system on a study that is focused on rapid examination of significant lower GI bleed patients. In this study the patients will not ingest any purgative based preparation and only receive two tap water enemas prior to the procedure. We are planning to incorporate the new Pure-Vu EVS platform into this clinical study. We are also evaluating additional studies focused on critical populations in both the inpatient and outpatient markets. As an example, studying the ability of the Pure-Vu System to impact outpatients that have a history of poor preparation that cannot get a quality exam and have to come back on a shortened surveillance interval may be of interest. Our strategy currently includes designing a large, multi-center trial that may provide clinical data to pursue reimbursement applications.

On June 16, 2021, we announced the enrollment of the first patients in the European Union (EU) study of the Pure-Vu System, which is evaluating the clinical outcomes in patients with a history of poor bowel preparation using a low volume preparation with limited diet restrictions and the Pure-Vu System. On September 8, 2021, we announced the enrollment of patients at GastroZentrum Lippe, a private endoscopy clinic in Germany, the second site for this EU study of the Pure-Vu System. We believe Germany is currently the largest colonoscopy market in Europe, with approximately 1.7 million procedures expected to have been completed in 2021, according to iData Research.

The EU study has now completed full enrollment of patients who have had a history of poor bowel preparation and were scheduled for either screening, diagnostic, or surveillance colonoscopy across two sites, including the Radboud University Medical Center (Netherlands) and GastroZentrum Lippe (Germany). The patients underwent a low volume bowel preparation, with just 2x150ml picoprep. The patients were also allowed to eat a low fiber diet for two days prior to the colonoscopy as opposed to the typical clear liquid diet the day before a colonoscopy. The patients then received intra-procedural bowel cleansing with the Pure-Vu System. The primary endpoint for the study is improvement of the bowel preparation from baseline to post procedure as assessed by the Boston Bowel Preparation Scale (BBPS), which assesses the cleanliness of each of the three segments of the colon on a zero to three scale and requires a minimum score of two or better per segment to be considered adequately prepped. The study will also look at key clinical endpoints related to the quality of the examination including detection of critical pathology in the colon. This study is expected to be completed by the end of Q2 2022.

Intellectual Property

Our IP position comprises a portfolio covering highly innovative technologies rooted in systems and methods for cleaning body cavities with or without the use of an endoscope. Currently we have fourteen granted or allowed patents in the U.S., seventeen patents in Asia (Japan, China and Hong Kong), and nine patents in the EU, with patent protection until at least 2039. In addition, we have 23 pending patent applications in various regions of the world with a focus on the U.S., EU and Japan. We have registered trademarks for Motus GI and for the Pure-Vu System in the U.S., EU and other international jurisdictions. We also have a pending trademark application in the U.S. to MICRO-PREP.

Our portfolio of patents and patent applications focuses on cleaning body cavities in a safe and efficient manner, insertion, movement and steering of an endoscopic device within the body cavity in a predetermined direction; coordinated positioning of an endoscope with a suction device and cleaning systems with automatic self-purging features. Coverage includes critical aspects of our system that we believe are key to cleaning the colon or other body cavities effectively and efficiently. These aspects include cleansing jet methodologies, sensing and control of evacuation to avoid clogging, designs for easy attachment to endoscopes and cleaning segments under water.

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

The medical device and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have indirect competitors in a number of sectors, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than Motus GI. Currently, the colonoscopy market is dominated by Olympus Corp, who controls a majority of the market, with Pentax Medical and FujiFilm Medical taking most of the rest of the U.S. colonoscope market. Boston Scientific, Medtronic GI Solutions, Conmed Corporation, Steris, Ambu A/S, and other smaller players sell ancillary devices and accessories into the marketplace as well. These established competitors may invest heavily to quickly discover and develop novel devices that could make our Pure-Vu System obsolete or uneconomical. These include but are not limited to capsule endoscopy, virtual colonoscopy using CT scans, etc. These technologies may require the same level of prep as conventional colonoscopies and if a polyp or abnormality is detected, the patient may still need to undergo a colonoscopy. Other screening tests for colon cancer specifically include fecal occult blood tests and DNA stool tests such as the Cologuard test from Exact Sciences. However, Cologuard is not a replacement for diagnostic colonoscopies or surveillance colonoscopies in high-risk individuals and has a lower specificity than standard colonoscopies. While none of these testing alternatives may ever fully replace the colonoscopy, over time, they may take market share away from conventional colonoscopies for specific purposes and may lower the potential market opportunity for us.

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

As of December 31, 2021, we had received grants from the IIA in the aggregate amount of $1.3 million and had a contingent obligation to the IIA up to an aggregate amount of approximately $1.4 million (assuming no increase, per the IIA Regulations, as described below). As of December 31, 2021, we paid a minimal amount to the IIA. We may apply for additional IIA grants in the future. However, as the funds available for IIA grants out of the annual budget of the State of Israel are subject to the pre-approval of the IIA and have been reduced in the past and may be further reduced in the future, we cannot predict whether we will be entitled to – or approved for – any future grants, or the amounts of any such grants (if approved).

In exchange for these grants, we are required to pay royalties to the IIA of 4% (which may be increased under certain circumstances) from our revenues generated (in any fashion) from know-how developed using IIA grants(and any derivatives of such IIA funded know-how), up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

The IIA Regulations also require that products developed with IIA grants be manufactured in Israel at a rate (scope) which will not be less than the rate of manufacturing and added value in Israel that were set forth in the relevant grant applications submitted to the IIA. Furthermore, the IIA Regulations require that the know-how resulting from research and development according to an IIA-approved plan, not being the product developed within the framework of such approved plan, and any right deriving therefrom may not be transferred outside of Israel (including by way of certain licenses), unless prior approval is received from the IIA. We received a general approval for such transfer. The transfer outside of Israel of manufacturing which is connected with the IIA-funded knowhow at a greater scope than the scope set forth in the general approval will result in a higher royalty repayment rate and may further result in increased royalties (up to three times the aggregate amount of the IIA grants plus interest thereon). In addition, the transfer outside of Israel of IIA-funded knowhow may trigger additional payments to the IIA (up to six times the aggregate amount of the IIA grants plus interest thereon). Even following the full repayment of any IIA grants, we must nevertheless continue to comply with the requirements of the IIA Regulations. The foregoing restrictions and requirements for payment may impair our ability to transfer or sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any IIA-funded know-how outside of Israel.

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

For additional information, see “Part I—Item 1A—Risk Factors—Risks Related to Our Operations in Israel.”

Manufacturing and Supply

We have established relationships with research facilities, contract manufacturing organizations, or CMOs, and our collaborators to manufacture and supply our product for our initial U.S. market launch targeting early adopter hospitals and for our broader commercialization. Currently, the workstation and loading fixture component of our Pure-Vu System is manufactured by Sanmina Corporation at their facilities in Israel. We may enter into formal supply agreements for the manufacture of the workstation component and loading fixture of our Pure-Vu System with Sanmina Corporation as we continue to establish higher volume capabilities and our commercialization efforts grow. The disposable portion of our Gen 2 Pure-Vu System is manufactured by Polyzen, Inc., at their facilities in North Carolina, U.S., pursuant to a supply agreement we entered into with Polyzen, Inc. in September 2017. The disposable portion of the Pure-Vu EVS is manufactured by Sterling Industries in their Michigan, U.S. facility. We entered into a supply agreement with Sterling Industries in Q2 of 2021. Both Polyzen and Sterling Industries use Medacys in Shenzhen, China as key sub-supplier for the injection molded parts in the Pure Vu disposables. These manufacturing suppliers have extensive experience in medical devices and in dealing with regulatory bodies and other competent entities. These suppliers have ISO 13485 certified quality systems. We have an agreement in place with a third party logistics provider in the U.S. who is ISO 13485 certified and specializes in medical devices and equipment. They provide warehousing, shipping and back office support to meet our commercial needs.

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

In addition to working with a third-party logistics provider specializing in medical devices to provide front and back office support to successfully fulfill customer orders, our commercial organization has implemented a robust customer relationship management tool to track account progress and help provide accurate forecasting for operations. We anticipate the sales cycle to be in the range of six to nine months. Timing of hospital capital budget availability may impact this anticipated cycle. Our primary focus is on gaining system placements in the acute care hospital market, driving utilization of our Pure-Vu System disposable sleeve, growing top line revenues and appropriately scaling the commercial organization.

Market Expansion Opportunities

While our time, effort and attention is primarily focused on driving adoption in the U.S. hospital market, we have identified several follow-on market expansion opportunities that are currently being evaluated, including the upper GI endoscopy and targeted outpatient markets, as described below.

Upper GI Endoscopy Market

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

Upper GI bleeds occurred at a rate of approximately 400,000 cases per year in 2019 in the United States, according to iData Research Inc. The mortality rate of this condition can reach up to approximately 10%, as noted in Thad Wilkins, MD, et al., American Family Physician (2012). Removing adherent blood clots from the field of view is a significant need in allowing the physician the ability to find and treat the bleed. We believe the Pure-Vu System has the potential to be adapted and used during upper GI endoscopy procedures to remove clots and debris to provide a clear field of view for the endoscopist. This additional indication for the use of the Pure-Vu System would require a 510(k) clearance by the FDA.

The Company is currently conducting a controlled series of Upper GI initial pilot procedures in the US market, which is intended to inform the development of a Pure-Vu EVS version of the Upper GI solution for eventual submission to FDA for marketing approval in the US.

High Medical Need Outpatient Market

Our targeted Outpatient market focused on those patients at risk for inadequate prep presents a large potential commercial market opportunity for the Pure-Vu System. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., and estimates from HRA Healthcare Research & Analytics - Market Research, May 2015, we believe there are ~4.7M targeted outpatient colonoscopies performed in the U.S. each year and ~11.7M worldwide. These colonoscopy patients can often times have an inadequate preparation, which may lead to repeat procedures earlier than the medical guidelines suggest. We believe use of the Pure-Vu System has the potential to reduce the need for such repeat procedures if used for patients at risk for inadequate prep in the outpatient colonoscopy market. We may seek to obtain reimbursement coverage for this market through exploration of programs with both private and public payers focused on new technology platforms.

Additionally, if we choose to explore either market, we may be able to leverage our existing hospital and physician relationships developed through our inpatient colonoscopy sales force to facilitate such expansion.

In March 2021, we presented a request for an ICD-10 code at a Center for Medicare and Medicaid Services (“CMS”) meeting, which is part of our broader strategy to obtain reimbursement for certain inpatient and outpatient procedures where the Pure-Vu System can help facilitate visualization of inadequately prepared colons in high medical need patients. On August 2, 2021, CMS granted the Pure-Vu System a permanent ICD-10 code which commenced on October 1, 2021. This activity is part of our broader strategy to continue to seek to obtain reimbursement in the future for certain outpatient procedures where we believe the Pure-Vu System can help facilitate visualization of inadequately prepared colons in high medical need patients.

Strategic Partnerships

We intend to explore potential strategic relationships to accelerate and scale our US commercialization effort, and to initiate sales in the EU, Japan, China and other markets in the future.

Employees

As of December 31, 2021, we had 30 full time employees. All of our employees are engaged in administration, finance, clinical, research and development, engineering, regulatory or sales and marketing functions. We believe our relations with our employees are good. We anticipate that the number of full time employees will grow as we scale our commercial capabilities. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

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

Similar requirements may be applicable in other countries and jurisdictions, including in the European Economic Area or EEA (which includes the 27 EU Member States as well as Iceland, Liechtenstein and Norway) and in the United Kingdom.

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

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals or certifications and comply with extensive safety and quality regulations in those countries. The time required to obtain approval or certification to market our products in a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. Medical device manufacturers intending to market medical devices in the European Economic Area (the “EEA”), are required to affix the CE Mark to their medical devices, often after the intervention of a Notified Body and the issuing of a CE Certificate of Conformity. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE Certificates of Conformity or FDA clearance or approval, although others, such as Brazil, Canada and Japan require separate regulatory filings.

The EU Medical Devices Regulation (Regulation 2017/745 of the European Parliament and of the Council of April 5, 2017 on medical devices), or “EU MDR”, sets out the basic regulatory framework currently applicable to medical devices in the EEA. The EU MDR became applicable on May 26, 2021, repealing the prior Council Directive 93/42/EEC, or the “EU MDD”, which had been regulating medical devices in the EEA for the past over 20 years. This represented a major change in the regulatory landscape of medical devices in the EEA. The EU MDR sets out certain transitional provisions that allow for medical devices covered by the repealed EU MDD (called “legacy devices”) to still be marketed in the EEA for a certain period of time.

In the EEA, medical devices are currently required to comply with the General Safety and Performance Requirements (or “GSPR”) in Annex I of the EU MDR (for legacy devices, this corresponds to the Essential Requirements of Annex I of the EU MDD). Compliance with GSPR is a prerequisite for us to be able to affix the CE Mark to our medical devices, without which they cannot be commercialized in the EEA. To demonstrate compliance with the GSPR and obtain the right to affix the CE Mark, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. In the EEA medical devices are classified into four different risk classes: Class I (which is further divided into (i) devices that are placed on the market in sterile condition, (ii) have a measuring function, (iii) are reusable surgical instruments, and (iv) all others), IIa, IIb and III.

Apart from low risk medical devices (Class I if they have no measuring function, are not sterile, and are not reusable surgical instruments), where the manufacturer can issue an EU Declaration of Conformity based on a self-assessment of the conformity of the devices with the GSPR, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by the competent authority of an EEA Member State to conduct conformity assessments. The Notified Body would typically audit and examine the products’ technical documentation and the quality management system for the manufacture, design and final inspection of our medical devices before issuing a CE Certificate of Conformity. After receiving the CE Certificate of Conformity from the Notified Body upon successful completion of the conformity assessment, we can draw up an EU Declaration of Conformity which allows us to affix the CE Mark to our products.

Under the EU MDR, confirmation of conformity with relevant GSPR under the normal conditions of intended use of the device, and the evaluation of the undesirable side-effects and of the acceptability of the benefit-risk-ratio, shall be based on clinical data providing sufficient clinical evidence, including where applicable post-market data. Manufacturers are required to specify and justify the level of clinical evidence necessary to demonstrate conformity with the relevant GSPR. This level of clinical evidence must be appropriate in view of the characteristics of the device and its intended purpose.

Besides its involvement in the initial conformity assessment procedure, the Notified Body is required to carry out an annual audit (surveillance audit) and is also required to randomly perform unannounced audits at least once every five years. The quality management system and technical documentation of manufacturers will be required to be recertified periodically, as CE Certificates of Conformity issued by a Notified Body remain valid only for the period indicated in them, in no case exceeding five years.

The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These include the requirement of prior authorization by the Competent Authorities of the country in which the study takes place and the requirement to obtain a positive opinion from the relevant competent Ethics Committee. The conduct of clinical studies (called “clinical investigations” under the EU MDR) is now mandatory for implantable devices and Class III medical devices (with certain exemptions).

The EU MDR also provides various requirements relating to post-market surveillance and vigilance, including the obligation for manufacturers to implement a post-market surveillance system, in a manner that is proportionate to the risk class and appropriate for the type of device. Once a device is on the EEA market, manufacturers must comply with certain vigilance requirements, such as the reporting serious incidents and field safety corrective actions (even those occurring outside the EEA) to the relevant competent authorities.

Further, the advertising and promotion of our products in the EEA is subject to the EU MDR, to the national laws of individual EEA Member States, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State laws and industry codes governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

The EU MDR, when compared with the EU MDD, imposes increased compliance obligations for us to access and then remain on the EEA market. Our current CE Certificate of Conformity is valid until May 27, 2024 in accordance with Article 120 of the EU MDR. This means that, if we want to keep selling our product in the EEA without interruption, we need to obtain a new CE Certificate of Conformity under the EU MDR before such expiry date. There are currently a relatively small number of Notified Bodies that have been accredited to conduct conformity assessments under the EU MDR. This may significantly delay our conformity assessment procedures in the future.

Brexit

The UK withdrew from the EU on January 31, 2020 (the withdrawal is commonly referred to as “Brexit”). Brexit has created significant uncertainty concerning the future relationship between the UK and the EU. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the “EU-UK Trade and Cooperation Agreement”. The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods, but does not specifically address medical devices. After the UK’s withdrawal from the EU, Great Britain (England, Scotland and Wales) is treated by the EU as a third country. Northern Ireland continues, with regard to EU regulations, to follow the EU regulatory rules. In light of the fact that the CE marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UK Conformity Assessed (UKCA) mark to replace the CE Mark. The route to market and the UKCA marking requirements are based on the requirements of the EU MDD. Northern Ireland continues to be covered by the regulations governing CE Marks. As part of the Agreement, the EU and the UK have agreed to continue to recognize declarations of conformity based on a self-assessment in the other territory.

Since January 1, 2021, the Medical Devices (EU Exit) Regulations 2020 introduced a number of changes to how medical devices are placed on the Great Britain’s market. The CE marking will continue to be recognized in Great Britain until June 30, 2023, and certificates issued by Notified Bodies designated in the EEA will continue to be valid for the Great Britain market until June 30, 2023. From July 1, 2023, manufacturers must obtain the UKCA mark to place a medical device on the Great Britain market. Manufacturers must register their devices with the MHRA via the Device Online Registration System, subject to grace periods depending on the device classification. Manufacturers are required to designate an Authorized Representative in the UK. A UK designated Notified Body will also be required for placing our devices on the market in the UK.

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

Third-Party Payor Coverage and Reimbursement

Our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors in any country. Significant uncertainty exists as to whether coverage and separate reimbursement of the Pure-Vu System will develop; but we sought new technology payments from Medicare under the hospital Inpatient and Outpatient Prospective Payment Systems and were denied in 2021. We intend to seek separate reimbursement for future versions of the system through private or governmental third-party payors in the future. In both the United States and foreign markets, our ability to commercialize the Pure-Vu System successfully, and to attract commercialization partners for the Pure-Vu System, depends in part on the availability of adequate coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by the CMS, through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured, and it is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations or other guidelines that govern its individual program. Each payor, whether governmental or private, has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of the Pure-Vu System will depend, in part, upon the extent of coverage and adequate reimbursement for such product and for the procedures in which such product is used. Prices at which we or our customers seek reimbursement for the Pure-Vu System can be subject to challenge, reduction or denial by the government and other payors.

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

In addition, in some foreign countries, the proposed pricing for a medical device must be approved before it may be lawfully marketed. The requirements governing medical device pricing vary widely from country to country. For example, the EEA provides options for its Member States to restrict the range of medical devices for which their national health insurance systems provide reimbursement and to control the prices of medical devices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our medical devices to other available therapies in order to obtain or maintain reimbursement or pricing approval. Other EEA countries allow companies to fix their own prices for medical devices, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new devices. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

In recent years, a number of EEA countries have introduced so-called health technology assessments (HTA). HTA measures the added value of a new health technology, in our case a medical device, compared to existing ones. HTA’s assessment include cost implications for the patient and its impact on the organization of healthcare systems in the administration of treatment. An EU Regulation on HTA entered into force in January 2022 and will be applied three years later (January 2025). It offers the possibility for EEA countries’ HTA bodies to conduct Joint Clinical Assessments of new high-risk medical devices.

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

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians, and third party payors will play a primary role in the recommendation and use of any products for which we obtain marketing approval. Our arrangements with third party payors, healthcare providers and physicians will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any device for which we obtain marketing approval. In the United States, restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

●	The federal Anti-Kickback Statute (“AKS”) makes it illegal for any person, including a device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward, or in return for, the purchase, lease, recommendation, order, or arranging for the purchase, lease, or order, of any health care product or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. There are a number of statutory exceptions and regulatory safe harbors protecting from prosecution some common activities like discounts, or engaging health care professionals as speakers or consultants; however, those exceptions and safe harbors are drawn narrowly, and there is no exception or safe harbor for many common business activities like educational grants or reimbursement support programs.

●	The federal civil False Claims Act imposes liability, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, knowingly making, using, or causing to be made or used a false statement or record material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus significant mandatory penalties per false claim or statement for violations for each separate false claim, and the potential for exclusion from participation in federal healthcare programs. Conduct that violates the False Claims Act also may implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding- information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute also are deemed false or fraudulent claims for purposes of the False Claims Act. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

●	The Health Insurance Portability and Accountability Act of 1996, and its implementing regulations (collectively, “HIPAA”) imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also imposes certain obligations, including contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

●	The federal Physician Payments Sunshine Act and its implementing regulations, which requires that certain manufacturers of devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members, and payments or other “transfers of value” to such physician owners. Beginning in 2022, applicable manufacturers are also required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

●	Analogous state and foreign fraud and abuse laws and regulations, such as anti-kickback and false claims laws, which may apply to sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third party payor, including commercial insurers, and state and local laws that require manufacturers to report information related to payments and other transfers of value to health care providers and state and local laws that require manufacturers to implement compliance programs or marketing codes. State laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts. Such laws are generally broad and are enforced by various state agencies and private actions.

Interactions between medical devices manufacturers and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct developed at both EEA level and in the individual EEA Member States. The provision of benefits or advantages to physicians to induce or encourage the recommendation, endorsement, purchase, supply, order or use of medical devices is generally prohibited in the EEA. Breach of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EEA Member States also must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, their competent professional organization, and/or the competent authorities of the individual EEA Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Further, the legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. Congress and state legislatures also have been considering and enacting new legislation relating to privacy and data protection. For example, in California, the California Consumer Privacy Act (“CCPA”) created new transparency requirements and granted California residents several new rights with regard their personal information. In addition, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. We implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA, and other state legislation, on our business as additional information and guidance becomes available.

The Federal Trade Commission (“FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

EEA Member States and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation (or “GDPR”) imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, especially in the case of sensitive personal data (such as health data from clinical investigations) and safety reporting. The GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the U.S., and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA countries, which can go to up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. The obligations under the GDPR may therefore be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

Data protection authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EU. When processing personal data of subjects in the EU, we must comply with the applicable data protection laws. In particular, when we rely on third party service providers processing personal data of subjects in the EU, we must enter into suitable agreements with these providers and receive sufficient assurances that the providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations.

Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the US, decisions of the European Court of Justice have increased uncertainty around compliance with EU privacy law requirements. As a result of the decision in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner), it was no longer possible to rely on the safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the US. On February 29, 2016, the European Commission announced an agreement with the United States Department of Commerce (DOC) to replace the invalidated Safe Harbor framework with a new EU-US “Privacy Shield.” However, on July 16, 2020, the European Court of Justice ruled in a case known as the “Schrems II”, the EU-US Privacy Shield to be an invalid data transfer mechanism, confirmed that the Standard Contractual Clauses remain valid, and left unaddressed some issues regarding supplementary measures that may need to be taken to support transfers. As a result, organizations are no longer able to use the Privacy Shield framework to transfer personal data. The CJEU’s decision in Schrems II left some open questions about whether the European Commission’s Standard Contractual Clauses can lawfully be used for personal data transfers from the EEA to the U.S. or other third countries that are not the subject of an adequacy decision of the European Commission.

While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on those Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data.

The decision in Schrems II also affects transfers from the UK to the U.S. Furthermore, following the UK’s exit from the EU, the UK became a third country to the EEA in terms of personal data transfers. The EC has adopted an Adequacy Decision concerning the level of personal data protection. However, personal data transfers from the EEA to the UK may nevertheless be at a greater risk than before because an Adequacy Decision may be suspended.

Following the Schrems II decision, the Swiss Federal Data Protection and Information Commissioner, or the FDPIC, also announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the U.S. While the FDPIC does not have authority to invalidate the Swiss-U.S. Privacy Shield regime, the FDPIC’s announcement casts doubt on the viability of the Swiss-U.S. Privacy Shield as a future compliance mechanism for Swiss-U.S. data transfers.

Compliance with data transfer obligations involves documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA, the UK, or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA, UK, or Switzerland is restricted, which could adversely impact our operating results.

The landscape of laws regulating personal data is constantly evolving, and compliance with these laws requires a flexible privacy framework and substantial resources, and compliance efforts will likely be an increasing and substantial cost in the future.

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

For example, in March 2010, the Patient Protection and Affordable Care Act (the “Affordable Care Act”) was enacted. The Affordable Care Act has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly affected the health care industry. Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts modify them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017, included a provision that eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under Section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. The implications of the Affordable Care Act, and efforts to modify or invalidate the Affordable Care Act or its implementing regulations, or portions thereof, and the uncertainty surrounding any other modification related to the Affordable Care Act or any other health care reform measure for our business and financial condition, if any, are not yet clear. We will continue to evaluate the effect that the Affordable Care Act as well as its possible modification or invalidation, in whole or in part, and any other health care reform measure has on our business.

In the EEA and as mentioned above, the EU MDR imposes increased compliance obligations for us to access and then remain on the EEA market. It introduced substantial changes to the obligations applicable to medical device manufacturers and Notified Bodies in the EEA. As a result, there are less Notified Bodies available to conduct conformity assessments under the EU MDR, which has significantly increased the time needed for companies to access the EEA market. Moreover, as the EU MDR only started to apply from May 2021, a number of guidance documents is still not available to guide manufacturers and Notified Bodies. The EU Regulation on health technology assessments (HTA) that entered into force in January 2022 and that will be applied three years later (January 2025) may also impact in the future the pricing and reimbursement of our product.

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

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information in this Annual Report on Form 10-K and our other reports filed with the Securities and Exchange Commission. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could adversely impact our business, operations and financial conditions. If any one or more of the following risks actually materialize, our business, financial condition, reputation, operations and/or future prospects suffer. In such event, the value of our Common Stock could decline, and you could lose all or a substantial portion of the money that you pay for our Common Stock.

SUMMARY

The following summarizes key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

Risks relating to our financial position and need for capital , including risks relating to:

●	the sustainability of our operations and ability to continue as a going concern.
●	the recurring losses from operations since inception and possibility of never becoming profitable.
●	our indebtedness to Kreos Capital VI (Expert Fund) LP and related restrictions under the Loan Agreement.
●	the need for substantial additional capital to fund our operations, and if we fail to obtain such financing, we may not be able to complete the development and commercialization of any of our product candidates.
●	the potential dilutive impact of issuing additional equity securities in connection with necessary capital raises.
●	our ability to use net operating loss carryforward and other tax attributes may be limited.

Risks related to government regulation and third-party reimbursement, including risks related to:

●	the impact of costly and complex current and future regulation.
●	our ability to successfully obtain or maintain the necessary government approvals or third party certifications to market our Pure-Vu System both domestically and throughout the EEA.
●	the need to obtain new 510(k) clearance or a new CE Certificate of Conformity in the event of new modifications which may require us to cease marketing or initiate recalls pending approval.
●	the potential for product malfunctions causing death or serious injury, subjecting us to enforcement actions.
●	the potential for recalls of our Pure-Vu System or the discovery of a serious safety issue with the product.
●	our Pure-Vu System is not currently separately reimbursable through private or government third-party payors.
●	the difficulty and increased costs of marketing approval and commercialization of our products due to recent and future legislation.
●	the potential liability if we fail to comply with fraud and abuse laws.
●	the potential liability and commercialization consequences if we engage in inappropriate promotion of our Pure-Vu System.
●	the potential for civil and/or criminal sanctions related to potential non-compliance with anti-corruption laws.
●	the laws and regulations governing international business operations and potential for adverse impacts on our business.

Risks related to our business operations, including risks related to:

●	having only one product, and the lack of assurance that we will develop any additional products.
●	being a medical technology company with a limited operating history.
●	potential non-acceptance of the Pure-Vu System by physicians and patients.
●	our ability to successfully commercialize our Pure-Vu System.
●	our limited sales and marketing organization and related difficulties for commercializing our Pure-Vu System.
●	the impact of any potential adverse side effects caused by our Pure-Vu System.
●	the impact of any security breaches, computer malware, computer hacking and other security incidents.
●	the breadth of data privacy laws and regulations.
●	the difficulties associated with achieving commercialization.
●	the difficulties related to training medical professionals on the safe and appropriate use of our products.
●	competition in the marketplace.

●	the potential for technological obsolescence.
●	the potential reputational damage and unforeseen costs if defects were identified in our products.
●	our ability to penetrate international markets.
●	our dependence on third party manufacturers to manufacture our Pure-Vu System.
●	the impact of Israeli regulations on outsourcing and development for our Pure-Vu System.

Risks related to our intellectual property rights, including risks related to:

●	our ability to properly safeguard our intellectual property rights.
●	the impact of potential intellectual property disputes.
●	the impact of employment and confidentiality disputes.

General risks, including risks related to:

●	the difficulties related to predicting and managing growth.
●	our ability to attract and retain key personnel.
●	the impact of product liability lawsuits.
●	the uncertainties related to exchange rate fluctuations.
●	the costs related to acquisition and investment activities.
●	the outbreaks of communicable diseases, including COVID-19, which may materially affect our business, financial condition and results of operation.

Risks related to our capital stock, including risks related to:

●	significant fluctuations in our quarterly operating results.
●	the unpredictability of the trading market.
●	a decrease in stock price related to a large sell-off.
●	our ability to remain compliant with the requirements of The Nasdaq Capital Market for continued listing, including regaining compliance with the $1 minimum bid requirement.
●	the potential adverse effect on the liquidity of our Common Stock if we implement a reverse stock split.
●	the frequency, nature and content of equity analyst report.
●	the volatility of our share price.
●	royalty payments due under the terms of the Royalty Payments Rights Certificates.
●	reduced disclosure requirements as an “emerging growth company.”
●	costs and management time devoted to operations after we are no longer an “emerging growth company.”
●	our ability to manage internal controls to prevent fraud or errors.
●	our failure to maintain internal control over financial reporting.
●	our expectations that we will not pay dividends in the foreseeable future.
●	the likelihood that upon dissolution, stockholder will lose some or all portions of their investment.
●	the dilutive effect of additional issuances of preferred stock.
●	our choice of forum in the state of Delaware may discourage stockholder suits against us.

Risks related to our operations in Israel, including risks related to:

●	the impact of Israel’s political, economic and military instability on our research and development facilities and suppliers in the region.
●	royalty and other payments to the Israeli government as required by certain research and development grant terms.
●	the difficulties associated with enforcing a foreign court’s judgment and serving process in a foreign jurisdiction.
●	the impact of potential patent litigation.

Risks Related to Our Financial Position and Need for Capital

There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail our operations.

Our financial statements as of December 31, 2021 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2021 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. We cannot assure you, however, that we will be able to achieve any of the foregoing. See Note 2 to our Consolidated Financial Statements for further details.

We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We expect to incur substantial expenses without corresponding revenues unless and until we expand our commercialization efforts. To date, as part of our initial U.S. market launch targeting early adopter hospitals, we have generated limited revenue from our Pure-Vu System, but we do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty. We expect to incur significant marketing expenses in the United States, Europe and elsewhere, and there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net loss for the years ended December 31, 2021 and December 31, 2020 was approximately $19.0 million and $19.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $122.8 million.

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

Our cash and cash equivalents will only fund our operations for a limited time and we will need to raise additional capital in order to support our development and commercialization efforts.

We are currently operating at a loss and expect our operating costs will increase significantly as we incur costs associated with commercialization activities related to our Pure-Vu System. The independent registered public accounting firm that audited our 2021 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. At December 31, 2021, we had cash and cash equivalents of approximately $22.6 million.

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

Except for our Loan Agreement with Kreos Capital VI (Expert Fund) LP and our Equity Distribution Agreement (as defined below) with Oppenheimer & Co. Inc. (“Oppenheimer”), we have no arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all, and if we are not successful in raising additional capital, we may not be able to continue as a going concern. We may seek additional capital through a combination of private and public equity offerings (which, in limited circumstances, may require the prior written consent of Oppenheimer pursuant to our Equity Distribution Agreement), debt financings (which, except for limited circumstances, would require the prior written consent of Kreos Capital VI (Expert Fund) LP pursuant to our Loan Agreement), and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, that could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. In addition, if we are unable to secure sufficient capital to fund our operations, we might have to enter into strategic collaborations that could require us to share commercial rights to the Pure-Vu System with third parties in ways that we currently do not intend or on terms that may not be favorable to us. If we choose to pursue additional indications and/or geographies for the Pure-Vu System or otherwise expand more rapidly than we presently anticipate, we may also need to raise additional capital sooner than expected.

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

Our product, and any products we may develop in the future, are subject to regulation by the FDA and other national, supranational, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory clearance, approval, or certification to market a new or modified medical device or other product. Clearance and/or approval might not be granted on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either FDA 510(k) pre-market clearance or pre-market approval before that product can be marketed or sold in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance or possibly premarket approval. The FDA has indicated that it intends to continue to enhance its pre-market requirements for medical devices. Although we cannot predict with certainty the future impact of these initiatives, it appears that the time and cost to get medical devices to market could increase significantly.

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

The sales and marketing of medical devices is under increased scrutiny by the FDA and other enforcement bodies, as well as by the competent authorities in foreign jurisdictions, such as EEA Member States. If our sales and marketing activities fail to comply with FDA or foreign regulations or guidelines, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA, or other enforcement bodies and foreign competent authorities.

We may be unable to obtain or maintain governmental approvals or certifications to market our Pure-Vu System outside the United States and the European Economic Area countries.

To be able to market and sell our Pure-Vu System in other countries, we must obtain regulatory approvals or certifications and comply with the regulations of those countries. These regulations, including the requirements for approvals or certifications and the time required for regulatory review, vary from country to country. Many non-European markets, including major markets in South America and Asia Pacific, have allowed for expedited regulatory review and approval based on an existing CE Certificate of Conformity. The first-generation and second-generation of our Pure-Vu System have received CE Certificate of Conformity, allowing us to affix the CE Mark and market it in the EEA. We intend to target countries with a regulatory approval process with similar requirements to the EEA. However, obtaining and maintaining foreign regulatory approvals or certifications is complex and expensive and subject to delays, and management cannot be certain that we will receive and be able to maintain regulatory approvals or certifications in any foreign country in which we plan to market our Pure-Vu System or in the time frame in which we expect.

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

In the EEA, we will be required to inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned changes to our quality management system or changes to our devices which could affect compliance with the GSPR set forth in the EU MDR, the safety and performance of the device or its conditions prescribed for use. The Notified Body will assess the changes and, if the assessment is favorable, issue a supplement to the CE Certificate of Conformity. The Notified Body may also determine that the planned changes require a new conformity assessment. For devices covered by CE Certificates of Conformity issued under the EU MDD (“legacy devices”), no significant changes in design or intended purpose are allowed after the date of application of the EU MDR ( May 25, 2021). Any proposed changes to our products may oblige us to undertake future clinical and technical procedures and provide information in addition to that provided to support the initial conformity assessment.

If our product malfunctions, or causes or contributes to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving our product also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results. Similar strict regulatory requirements concerning safety reporting and post-market surveillance obligations apply in the EEA.

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

We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals. In addition, in October 2014, the FDA issued guidance intended to assist the FDA and industry in distinguishing medical device recalls from product enhancements. Per the guidance, if any change or group of changes to a device addresses a violation of the Federal Food, Drug and Cosmetic Act (the “FDCA”), that change would generally constitute a medical device recall and require submission of a recall report to the FDA. Similar strict regulatory requirements concerning medical device recall and related reporting obligations apply in the EEA.

Our Pure-Vu System is not currently separately reimbursable through private or governmental third-party payors, which could limit market acceptance.

Our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors in any country. We sought new technology payments from Medicare under the hospital Inpatient and Outpatient Prospective Payment Systems and were denied in 2021. We intend to seek separate reimbursement through private or governmental third-party payors for future versions of the system, however coverage and reimbursement may not be available for any product that we commercialize and, even if available, the level of reimbursement may not be satisfactory. The commercialization of our Pure-Vu System depends on prospective patients’ ability to cover the costs of the procedure, and/or physician/hospital willingness to subsidize all or some of the costs of the procedure. We believe that a substantial portion of individuals who are candidates for the use of the Pure-Vu System worldwide do not have the financial means to cover its cost. Moreover, healthcare providers may be reluctant to make the initial investment in the system. A general regional or worldwide economic downturn could negatively impact demand for our Pure-Vu System. In the event that medically eligible patients deem the costs of our procedure to be prohibitively high or consider alternative treatment options to be more affordable, or healthcare providers deem the cost of the system to be too high, our business, results of operations and financial condition would be negatively impacted.

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

For example, in March 2010, the Affordable Care Act was enacted. The Affordable Care Act has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly affected the health care industry. Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to modify or invalidate them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017, included a provision that eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under Section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. The implications of the Affordable Care Act, and efforts to modify or invalidate the Affordable Care Act or its implementing regulations, or portions thereof, and the uncertainty surrounding any other modification related to the Affordable Care Act or any other health care reform measure for our business and financial condition, if any, are not yet clear. It is possible that the Affordable Care Act as well as its possible modification or invalidation, in whole or in part or another health care reform measure could negatively impact our business.

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

Our promotional materials and training methods for our Pure-Vu System must comply with FDA and other foreign applicable laws and regulations, including the prohibition of the promotion of the “off-label” use of our Pure-Vu System, including by using our Pure-Vu System in a way not approved by the FDA or not consistent with the intended purpose for which Pure-Vu System is CE marked in the EEA. The Pure-Vu System is currently indicated to connect to standard colonoscopes to facilitate intra-procedural cleaning of a poorly prepared colon by irrigating or cleaning the colon and evacuating the irrigated fluid, feces and other bodily fluids and matter. We do not currently promote a particular prep regimen as this is left up to the discretion of the physician since our current indication does not reference any preparation protocol. Healthcare providers may use our products off-label, as the FDA or the competent authorities in the EEA Member States do not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA or a competent authority in an EEA Member State determines that our promotional materials, training or marketing efforts constitute promotion of an off-label use, it could request that we modify our training or promotional materials or marketing efforts or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties. Although we do not intend to engage in any activities that may be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged, directly or indirectly, in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.

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

We are a medical technology company with a limited operating history. We received clearance from the FDA, and a Certificate of Conformity which allows us to affix the CE Mark in the EEA, for our first generation and second generation Pure-Vu System and began commercialization in fourth quarter of 2019, with the first commercial placements of our second generation Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals. We expect that sales of our Pure-Vu System will account for substantially all of our revenue for the foreseeable future. However, we have limited experience in selling our products and we may be unable to successfully commercialize our Pure-Vu System for a number of reasons, including:

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

The commercial success of our Pure-Vu System will depend upon its acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of our Pure-Vu System will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;

●	relative convenience, burden and ease of administration;

●	the prevalence and severity of any adverse effects;

●	the willingness of physicians to prescribe the Pure-Vu System and of the target patient population to try new procedures;

●	efficacy of our Pure-Vu System compared to competing procedures;

●	the introduction of any new products and procedures that may in the future become available for colonoscopy preparation may be approved;

●	pricing and cost-effectiveness;

●	the inclusion or omission of our Pure-Vu System in applicable treatment guidelines;

●	the effectiveness of our or any future collaborators’ sales and marketing strategies;

●	limitations or warnings contained in FDA or Notified Body-approved labeling;

●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or separate reimbursement.

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

Our Pure-Vu System is currently believed to have the same side effects as a standard colonoscopy, such as inducing trauma to the colon’s mucosa or, in rare cases, perforation of the colon. With more extensive use, the Pure-Vu System may be found to cause additional undesirable and unintended side effects or show a higher rate of side effects than a standard colonoscopy that may prevent or limit its commercial adoption and use. Even upon receiving clearance from the FDA, CE Certificates of Conformity by a Notified Body in the EEA and approvals from other regulatory authorities, our products may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. The manifestation of such side effects could cause our business to suffer.

We rely on the proper function, availability and security of our information technology systems to operate our business and a cyber-attack or other breach or disruption of these systems could have a material adverse effect on our business and results of operations.

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The form and function of such systems may change over time as our business needs change. The nature of our business involves the receipt and storage of personal and financial information regarding our customers. We use our information technology systems to manage or support a variety of business processes and activities, including sales, shipping, billing, customer service, procurement and supply chain, manufacturing and accounts payable. In addition, we use enterprise information technology systems to record, process, and summarize transactions and other financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions, disruptions or shutdowns, could result in the unauthorized access to customer data, theft of intellectual property or other misappropriation of assets or the loss of key data and information, or otherwise compromise our confidential or proprietary information and disrupt our operations. If our information technology systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may be materially and adversely affected. With the ever-changing threat landscape, and while we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture our Pure-Vu System, as well as the other related device components for high volume commercial purposes. We do have capability to produce limited units for use in our clinical studies, if required. As a result, we are obligated to rely on contract manufacturers for the commercial supply of our product. We currently rely on several manufacturing partners to manufacture and produce the components of our Pure-Vu System, and the loss of the services of these manufacturers or an adverse change in the manufacturer’s business or our relationship could have a material adverse effect on our business. Our primary reliance on these manufacturers for all or substantially all of our manufacturing needs involves several risks, including the potential inability to obtain an adequate supply of components and limited control over pricing, quality and timely delivery of the components. In addition, replacing these manufacturers may be difficult and could result in an inability or delay in obtaining the components for our Pure-Vu System. As a result, if such a disruption were to occur we may be unable to fulfill customer orders or orders for trials, and our operating results may fluctuate from period to period, particularly if a disruption occurs near the end of a fiscal period. However, we anticipate engaging additional manufacturers for the production of the components of our Pure-Vu System as we expand our commercialization efforts.

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

The IIA Regulations also require that products developed with IIA grants be manufactured in Israel at a rate (scope) which will not be less than the rate of manufacturing and added value in Israel that were set forth in the relevant grant applications submitted to the IIA. Furthermore, the IIA Regulations require that the know how resulting from research and development according to an IIA-approved plan, not being the product developed within the framework of such approved plan, and any right deriving therefrom may not be transferred outside of Israel (including by way of certain licenses), unless prior approval is received from the IIA. We received a general approval for such transfer. The transfer outside of Israel of manufacturing which is connected with the IIA-funded knowhow at a greater scope than the scope set forth in the general approval will result in a higher royalty repayment rate and may further result in increased royalties (up to three times the aggregate amount of the IIA grants plus interest thereon). In addition, the transfer outside of Israel of IIA-funded knowhow may trigger additional payments to the IIA (up to six times the aggregate amount of the IIA grants plus interest thereon). Even following the full repayment of any IIA grants, we must nevertheless continue to comply with the requirements of the IIA Regulations. The foregoing restrictions and requirements for payment may impair our ability to transfer or sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any IIA-funded know how outside of Israel.

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

As of December 31, 2021, we had 30 full time employees. As our marketing and commercialization plans and strategies develop, we will need to expand the size of our employee and consultant base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize the Pure-Vu System and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

Our success will depend in part on our ability to manage our operations as we advance our products through clinical studies and to expand our development, regulatory and commercial capabilities or contract with third parties to provide these capabilities for us. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

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

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Capital Market LLC (“Nasdaq”) by August 22, 2022 or other requirements for continued listing, including stockholder equity requirements, our Common Stock may be delisted and the price of our Common Stock and our ability to access the capital markets could be negatively impacted.

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

On August 24, 2021, the Staff notified us that we did not comply with the Bid Price Requirement, and we had 180 calendar days, or until February 21, 2022, to regain compliance. On February 11, 2022, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), we provided written notice to Nasdaq of our intention to cure the deficiency, including by effecting a reverse stock split if necessary. On February 22, 2022, we were provided an additional 180 calendar day compliance period, or until August 22, 2022, to regain compliance with the bid price requirement. The closing bid price of our securities must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance. We intend to monitor the closing bid price of our Common Stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement. If we seek to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our Common Stock. However, there can be no assurance that we will regain compliance with the Bid Price Requirement prior to August 22, 2022.

If we are unable to regain compliance with the Bid Price Requirement by August 22, 2022, or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our Common Stock materially and result in a corresponding material reduction in the price of our Common Stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our Common Stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our Common Stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our Common Stock.

If we implement a reverse stock split the liquidity of our Common Stock may be adversely effected.

We will likely be required to seek approval from our stockholders to effect a reverse stock split of the issued and outstanding shares of our Common Stock in order to regain compliance with the Nasdaq Bid Price Requirement. However, there can be no assurance that the reverse stock split would be approved by our stockholders. Further, there can be no assurance that the market price per new share of our Common Stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our Common Stock outstanding before the reverse stock split. The liquidity of the shares of our Common Stock may be affected adversely by any reverse stock split given the reduced number of shares of our Common Stock that will be outstanding following the reverse stock split, especially if the market price of our Common Stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following any reverse stock split, the resulting market price of our Common Stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of our Common Stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Common Stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our Common Stock may not necessarily improve.

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

Our research and development facilities are located in northern Israel. In addition, most of our employees are residents of Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the State of Israel was established in 1948, the State of Israel and its economy has experienced significant growth and expansion, coupled with an increase in the standard of living, and has developed one of the most advanced high-tech industries in the world. However, it continues to face many geo-political and other challenges that may affect companies located in Israel, such as ours. For example, a number of armed conflicts have occurred between Israel and its Arab neighbors. Although Israel has entered into peace agreements with Egypt and Jordan, comprehensive agreements with the Palestinian Authority, and other agreements with neighboring Arab countries regarding public normalization of relations, there continues to be unrest and terrorist activity in Israel with varying levels of severity, as well as ongoing hostilities and armed conflicts between Israel and the Palestinian Authority, and other groups in the West Bank and Gaza Strip, recent unrest was due to the United States’ relocation of its embassy from Tel Aviv to Jerusalem. The effects of these hostilities and violence on the Israeli economy and our operations are unclear, and we cannot predict the effect on us of a further increase in these hostilities or any future armed conflict, political instability or violence in the region. We could be harmed by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, boycotts or a significant downturn in the economic or financial condition of Israel. The impact of Israel’s relations with its Arab neighbors in general, or on our operations in the region in particular, remains uncertain. The establishment of new fundamentalist Islamic regimes or governments more hostile to Israel could have serious consequences for the stability in the region, place additional political, economic and military confines upon Israel, materially adversely affect our operations and limit our ability to sell our products to countries in the region.

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

As of December 31, 2021, we had received grants from the IIA in the aggregate amount of $1.3 million, and had a contingent obligation to the IIA up to an aggregate amount of approximately $1.4 million (assuming no increase, per the IIA Regulations, as described below). As of December 31, 2021, we paid a minimal amount to the IIA. We may apply for additional IIA grants in the future. However, as the funds available for IIA grants out of the annual budget of the State of Israel are subject to the pre-approval of the IIA and have been reduced in the past and may be further reduced in the future, we cannot predict whether we will be entitled to – or approved for – any future grants, or the amounts of any such grants (if approved).

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

On April 13, 2017, we entered into a lease for a facility in Fort Lauderdale, Florida, which we began occupying in October 2017. On December 20, 2017, we entered into a lease amendment upon remeasurement of the lease space. The facility currently consists of 4,554 square feet, which increased to 6,496 square feet by the second year of the lease. The term runs for seven years and two months from September 2017. Annual base rent was amended to $159 thousand per year, subject to annual increases of 2.75%. This facility is used for office space as well as laboratories for both quality assurance and product development. In January 2020, we entered into a license agreement with Orchestra BioMed, Inc., formerly a greater than 5% holder of our Common Stock, pursuant to which we granted a license to Orchestra BioMed, Inc. for the use of portions of the office space not being used by us in our leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which compromises approximately 35% of the Premises as of January 2020 and will expand incrementally to approximately 60 to 70% of the Premises by September 2024.

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

Holders of Record

As of February 14, 2022, we had approximately 143 holders of record of our Common Stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

ITEM 6.	RESERVED

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview

We have developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures. The Pure-Vu System is also CE marked in the European Economic Area (EEA) for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. Challenges exist for inpatient colonoscopy and endoscopy, particularly for patients who are elderly, with comorbidities, or active bleeds, where the ability to visualize, diagnose and treat is often compromised due to debris, including fecal matter, blood, or blood clots. We believe this is especially true in high acuity patients, like GI bleeding where the existence of blood and blood clots can impair a physician’s view and removing them can be critical in allowing a physician the ability to identify and treat the source of bleeding on a timely basis. We believe use of the Pure-Vu System may lead to positive outcomes and lower costs for hospitals by safely and quickly improving visualization of the colon and upper GI tract, potentially enabling effective diagnosis and treatment without delay. In multiple clinical studies to date, involving the treatment of challenging inpatient and outpatient cases, the Pure-Vu System has consistently helped achieve adequate bowel cleanliness rates greater than 95% following a reduced prep regimen. We also believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we believe that during 2021 approximately 1.5 million inpatient colonoscopy procedures were performed in the U.S. and approximately 4.8 million worldwide. Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System has been assigned an ICD-10 code in the US. The system does not currently have unique codes with any private or governmental third-party payors in any other country or for any other use; however, we intend to pursue reimbursement activities in the future, particularly in the outpatient colonoscopy market. We recently received 510(k) clearance from the FDA for our Pure-Vu EVS System and expect to commence commercialization by the end of Q1 2022. We do not expect to generate significant revenue from product sales until the COVID-19 pandemic has fully subsided and we further expand our commercialization efforts, which is subject to significant uncertainty.

Financial Operations Overview

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $19.0 million for the year ended December 31, 2021, and we expect to continue to incur net operating losses for the foreseeable future. As of December 31, 2021, we had $22.6 million in cash and cash equivalents and an accumulated deficit of $122.8 million. We expect our expenses to increase in connection with our ongoing activities to commercialize and market the Pure-Vu System, including additional expenditures in sales and marketing personnel, clinical affairs and manufacturing. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Furthermore, the extent of the impact and effects of the recent outbreak of the coronavirus COVID-19 on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, production delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for our Pure-Vu system is impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

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

We account for our share-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employee directors, including grants of employee stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of comprehensive loss based on their fair values.

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

Contingent Royalty Obligation

We estimate and record a contingent royalty obligation at fair value in relation to our royalty obligation, which is payable over the life of certain patents after certain conditions are met. Forecasted revenue over an expected life of the product is the largest driver of the estimated obligation at fair value, with other factors being growth rate, patent expiration assessments, and the discount rate. All these drivers are subject to a high degree of uncertainty which we determine at present based on a very limited-commercialized product.

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

Results of Operations

Comparison of Year Ended December 31, 2021 and 2020

Revenue

As of December 31, 2021, as part of our initial launch, we have generated a small amount of revenue from the sales of products. We do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu EVS System, which is subject to significant uncertainty.

Revenue totaled $391.0 thousand for the year ended December 31, 2021, compared to $98.0 thousand for the year ended December 31, 2020. The increase of $293.0 thousand was largely driven by the limited improvement in in-hospital commercial activity in 2021 compared to 2020. Sales growth in 2021 continued to be hampered, though, by the impact of COVID-19 in U.S. hospitals.

Cost of Revenue

Cost of revenue for the year ended December 31, 2021 totaled $624.0 thousand, compared to $496.0 thousand for the year ended December 31, 2020. The increase of $128.0 thousand was primarily attributable to the net increase of inventory impairment of $42.0 thousand, due to the lengthening of sales cycles and lower than anticipated sales volume in light of COVID-19 and the anticipated launch of the Pure-Vu EVS System in 2022, and an increase in the volume sold of our evaluation and commercial units of $86.0 thousand.

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

Research and development expenses for the year ended December 31, 2021 totaled $5.3 million, compared to $5.6 million for the year ended December 31, 2020. The decrease of $0.3 million was primarily attributable to decreases of $0.5 million in salaries and other personnel related costs, partially offset by a $0.2 million increase in material costs and other research and development costs.

Sales and Marketing

Sales and marketing expenses consist of costs primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the year ended December 31, 2021 totaled $3.1 million, compared to $3.5 million for the year ended December 31, 2020. The decrease of $0.4 million was primarily attributable to decreases of $0.6 million in salaries and other personnel related cost and promotional items of $0.2 million, partially offset by increases in professional services of $0.2 million and other sales and marketing costs of $0.1 million.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the year ended December 31, 2021 totaled $9.3 million, compared to $9.6 million for the year ended December 31, 2020. The decrease of $0.3 million was primarily attributed to decreases of $0.9 million in salaries and other personnel related cost, $0.2 million in professional services, $0.1 million in lease cancellation costs, partially offset by increases of $0.1 million in investor and public relation costs, insurance premiums of $0.2 million and share-based compensation of $0.6 million.

Other Income and Expenses

Other expense, net for the year ended December 31, 2021 totaled $1.1 million compared to other expense, net of $0.2 million for the year ended December 31, 2020. The increase of $0.9 million in other expenses, net was primarily attributable to an increase of $0.3 million in finance expense, an increase of $0.4 million from the loss on the change in estimated fair value of contingent royalty obligation and a loss on extinguishment of debt associated with the Silicon Valley Bank loan of $0.2 million in 2021.

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

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer, under which it may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the twelve months ended December 31, 2021, we sold approximately 1.3 million shares of Common Stock pursuant to the above-described Equity Distribution Agreement, resulting in net cash proceeds of $1.8 million, after deducting issuance costs of $0.1 million. Upon the filing of this Annual Report on Form 10-K, our registration statement on Form S-3 (File No. 333- 254343), including the accompanying prospectus and related prospectus supplements related to the “at the market offering” pursuant to the Equity Distribution Agreement is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of March 25, 2022, the Company’s public float (i.e., the aggregate market value of our Common Stock held by non-affiliates) was approximately $23.4 million, which was calculated based on 51,946,084 shares of our Common Stock held by non-affiliates at a price of $0.45 per share, the closing price of our common shares on February 10, 2022. As a result of the limitations of General Instruction I.B.6, and in accordance with the terms of the Equity Distribution Agreement, we are now restricted to the offer and sale of our Common Stock having an aggregate offering price of up to approximately $7.8 million from time to time through Oppenheimer. If our public float meets or exceeds $75.0 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

On July 16, 2021 (the “Effective Date”), we entered into a loan facility (the “Kreos Loan Agreement”) with Kreos Capital VI (Expert Fund) LP (the “Lender”). Under the Kreos Loan Agreement, Lender will provide us with access to term loans in an aggregate principal amount of up to $12.0 million. We drew $9.0 million of term loans pursuant to the Kreos Loan Agreement on the Effective Date, and applied $8.2 million of the proceeds, inclusive of a negotiated prepayment premium of approximately $0.2 million, to repay in full all amounts outstanding under, and discharge all obligations in respect of our prior Loan and Security Agreement, entered into in December 2019, as was amended from time to time, (the “SVB Loan Agreement”) with Silicon Valley Bank. As a result, the SVB Loan Agreement, together with all documents and agreements executed in connection therewith, including certain liquidity covenants, have terminated and all liens associated therewith have been released as of the Effective Date. We intend to use the remaining proceeds of the Kreos Loan Agreement to enhance our product development and commercial growth plans, and for general corporate purposes. As of December 31, 2021, we drew down the full $3.0 million aggregate principal amount of Tranche C.

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

Our ability to continue as a going concern for the next twelve months from the issuance of our Annual Report on Form 10K, depends on our ability to execute our business plan, increase revenue and reduce expenditures. As of December 31, 2021, we had cash and cash equivalents of $22.6 million and an accumulated deficit of $122.8 million. Based on our current business plan, we believe our cash and cash equivalents as of December 31, 2021 will be sufficient to meet our anticipated cash requirements into Q1 2023. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Cash Flows

The following table provides information regarding our cash flows for each of the periods below:

	Years Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(14,422)	$(16,993)
Net cash (used in) provided by investing activities	(470)	8,115
Net cash provided by financing activities	16,636	9,169
Net increase in cash and cash equivalents	$1,744	$291

Operating Activities

During the year ended December 31, 2021, operating activities used $14.4 million of cash, due to our net loss of $19.0 million, offset by non-cash expenses principally related to share-based compensation expense of $3.5 million, depreciation and amortization of $0.4 million, loss on extinguishment of debt associated with the Silicon Valley Bank loan of $0.2 million, impairment of inventory of $0.4 million, issuance of Common Stock for board of directors’ compensation of $0.2 million, a loss on the change in estimated fair value of contingent royalty obligation of $0.1 million, and offset by changes in net working capital items principally related to the decrease in inventory of $0.3 million, the increase in accounts payable and accrued expenses of $0.3 million, and the increase in prepaid expenses and other current assets of $0.4 million.

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $0.5 million related to the purchase of fixed assets of $0.5 million.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $16.6 million, related to proceeds from issuance of common shares of $1.9 million, exercise and purchase of warrants of $12.0 million, and borrowings under loans of $12.0 million, offset by repayments under term loans of $8.2 million, equity financing fees of $0.4 million and payment of debt issuance costs of $0.6 million.

Shelf Registration Statement

On March 26, 2019, we filed a shelf registration statement with the Securities and Exchange Commission (the “2019 Shelf Registration Statement”), which was declared effective on April 24, 2019, that allows us to offer, issue and sell up to a maximum aggregate offering price of $75.0 million of any combination of our Common Stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. Each issuance under the 2019 Shelf Registration Statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. As of December 31, 2021, we have sold approximately $31.9 million of securities under our shelf registration statement. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings.

On March 16, 2021, we filed a shelf registration statement (File No. 333-254343) with the Securities and Exchange Commission (the “2021 Shelf Registration Statement”), which was declared effective on March 26, 2021, that allows us to offer, issue and sell up to a maximum aggregate offering price of $100.0 million of any combination of our Common Stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of December 31, 2021, we have not sold any securities under the 2021 Shelf Registration Statement, except as described below.

The 2021 Shelf Registration Statement includes a prospectus registering the at-the-market offering program pursuant to the Equity Distribution Agreement with Oppenheimer, under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the year ended December 31, 2021, we sold approximately 1.3 million shares of Common Stock pursuant to the above-described Equity Distribution Agreement, resulting in net cash proceeds of $1.8 million, after deducting issuance costs of $0.1 million.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Israeli New Shekel against the U.S. dollar. The current exposures arise primarily from cash, accounts payable and intercompany receivables and payables. Changes in foreign exchange rates affect our consolidated statement of operations and distort comparisons between periods. To date, foreign currency transaction gains and losses have not been material to our financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed pursuant to this Item 8 are found on pages F-1 through F-25.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our officers and directors.

Name	Age	Position(s)
Timothy P. Moran	50	Chief Executive Officer and Director
Mark Pomeranz	60	President, Chief Operating Officer and Director
Andrew Taylor	51	Chief Financial Officer
David Hochman	46	Chairman of the Board
Darren Sherman	50	Director
Shervin Korangy	47	Director
Gary J. Pruden	60	Director
Sonja Nelson	48	Director

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

Mark Pomeranz, President, Chief Operating Officer and Director

Mr. Pomeranz has served as Chief Operating Officer since September 24, 2018. Prior to his tenure as our Chief Operating Officer, Mr. Pomeranz served as our Chief Executive Officer from December 2016 through September 2018, and as the Chief Executive Officer of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, from 2014 through September 2018. Prior to joining Motus GI Medical Technologies Ltd., from 2008 to 2014, Mr. Pomeranz was the founding CEO of Svelte Medical Systems, a start-up company that is currently commercializing a unique drug eluting stent platform. From 2007 to 2008 Mr. Pomeranz was the Vice President of Research and Development at Prescient Medical, Inc. From 1998 to 2007, Mr. Pomeranz served as Vice President at Cordis, a Johnson& Johnson Company, where his responsibilities included developing new technologies, exploring new market opportunities and leading major restructuring efforts to create cross-functional global commercialization teams. Prior to that, Mr. Pomeranz held a number of senior leadership roles, including positions at Cardiac Pathways Corporations from 1991 to 1998, and Cardiovascular Imaging Systems from 1989 to 1991, both of which were acquired by Boston Scientific Corporation. Mr. Pomeranz earned a M.Sc. in biomedical engineering from the University of Miami. Mr. Pomeranz was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd. and his business and leadership experience in the medical technology sector; his broad scientific background is also seen as an asset to us.

Andrew Taylor, Chief Financial Officer

Mr. Taylor has served as our Chief Financial Officer since August 2017. Prior to joining us, Mr. Taylor served as the CFO and President of Angel Medical Systems from 2007 until 2017 and has served on the board of directors of Angel Medical Systems, Inc. since 2017. Angel Medical Systems is a medical device company that develops and manufactures ischemia monitoring and alerting systems. While at Angel Medical Systems, Mr. Taylor supervised the majority of the operations and employees in the United States and Brazil, while also overseeing the financial planning and analysis activities, capital raise and licensing efforts, and implementation of capital and operating budgets. From 2005 to 2007, Mr. Taylor was a Practice Leader for AC Lordi Consulting (now part of BDO USA, LLP), where he oversaw staff providing CFO and Controller consulting services. Prior to that, Mr. Taylor was the CFO of Safe3w, Inc. from 2001 to 2005 until its acquisition by iPass, Inc., where he led all accounting and finance functions as well as the fundraising efforts, and negotiated the sale of the company. From 1999 to 2001, Mr. Taylor served as the Vice President of Finance and Administration of Abridge, Inc., where he developed and managed processes for budgeting, forecasting and cash management. Prior to that, Mr. Taylor was a Senior Finance Associate at Delta Air Lines (NYSE: DAL), from 1998 to 1999. Mr. Taylor earned a B.A. in Political Science and Economics at McGill University and his MBA in Finance at Northeastern University, and is CFA Program Level II Candidate.

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

Darren Sherman, Director

Mr. Sherman has been a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, since 2011 and has served on our board of directors since December 2016. Since May 2018, Mr. Sherman has been President, Chief Operations Officer and a member of the Board of Orchestra BioMed, Inc., a biomedical innovation company focused on bringing high-impact procedure-based therapeutic innovations to life through risk-reward sharing partnerships. Mr. Sherman has over 24 years of management and entrepreneurial experience in the medical technology industry spanning interventional cardiology, cardiac electrophysiology, sudden cardiac death, stroke, surgery, GI, and neurovascular therapies. From 2009 until December 2019, Mr. Sherman served as Managing Partner of Orchestra Medical Ventures, LLC, an investment firm that employed a strategy to create, build and invest in medical technology companies intended to generate substantial clinical value. Mr. Sherman has also served as Chief Technical Officer of Accelerated Technologies, Inc. (ATI), a medical device accelerator company managed by Orchestra Medical Ventures, LLC, from 2008 to 2019, and now a wholly owned subsidiary of Orchestra BioMed, Inc. From 2009 until March 2018, Mr. Sherman served as Chief Executive Officer and a director of Caliber Therapeutics, Inc., from 2012 until March 2019 served as Chief Executive Officer and a director of FreeHold Surgical, Inc., and from 2009 until March 2019 he served as a director of BackBeat Medical, Inc., each of which entities are now wholly owned subsidiary of Orchestra BioMed, Inc.. From 2009 until 2016, he served on the board of directors of Vivasure Medical Limited, a medical device company based in Galway, Ireland. Prior to joining Orchestra Medical Ventures, LLC, from February 2002 until March 2008, Mr. Sherman held various positions in executive management for Cordis Neurovascular (CNV), a Johnson & Johnson company, including Executive Director R&D and Director of Strategic Marketing for stroke products. From January 1997 until February 2002, Mr. Sherman played an integral role in the formation and development of Revivant Corp (acquired by Zoll Medical Corporation) while working at Fogarty Engineering. He was Revivant Corp’s first employee and managed the design, development, and testing of the AutoPulse device from concept through market introduction. From January 1995 until January 1997, Mr. Sherman held positions in research and development for Cardiac Pathways Corp., prior to its acquisition by Boston Scientific. Prior to Cardiac Pathways Corp., he worked at Baxter Healthcare. In each of these companies, he participated in the creation, development and launch of products. Mr. Sherman has authored more than eighty-five U.S. patents and has over one-hundred additional published applications. He earned a BS degree in Bioengineering from the University of California, San Diego. Mr. Sherman was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, and his leadership experience at other companies, including medical technology companies.

Shervin J. Korangy, Director

Mr. Korangy has served on our board of directors since March 2017. Mr. Korangy also serves as the President and Chief Executive Officer of BVI Medical, Inc., a leading global developer, manufacturer and marketer of specialized surgical devices for the ophthalmic marketplace. Prior to his appointment as CEO of BVI, he served as the Chief Financial Officer and Head of Strategy of BVI. From 2012 to 2017, Mr. Korangy served in various country General Management roles for Novartis Group AG (NYSE: NVS), a global healthcare company, where he worked with medical device, pharmaceutical and consumer health product segments. Prior to that, while part of Novartis Group AG from 2010 to 2012, Mr. Korangy was the Global Head of Corporate Finance, where he was responsible for global M&A, strategy, integrations, BD&L and portfolio planning. He served on the Novartis Finance Leadership Team and the Global Deal Committee. From 1996 to 2010, Mr. Korangy worked in the Private Equity and Restructuring Advisory divisions of the Blackstone Group (NYSE: BX), where he most recently was a Managing Director. Mr. Korangy is a current member of the Board of Directors (and Chairman of the strategy committee and member of the audit committee) of The Hain Celestial Group (NASDAQ: HAIN), a leading organic and natural products company. Mr. Korangy has also served on the Advisory Board of the McNulty Center for Leadership and Change Management at The Wharton School of the University of Pennsylvania, since January 2019. Mr. Korangy is a former member of the Board of Directors of Pelican Rouge, a consumer coffee manufacturer and vending business, Ultra Music, an electronic and dance music record label, Graham Packaging, a manufacturer and distributer of custom plastic containers for consumer product companies, Pinnacle Foods (NYSE: PF), a consumer packaged foods manufacturer and distributor and Bayview Financial, an asset manager and loan servicer. Mr. Korangy received his B.S. degree in economics at the Wharton School of the University of Pennsylvania. Mr. Korangy was selected as a director due to his board experience, his management experience with medical device, pharmaceutical and consumer health products, and his financial and accounting experience.

Gary J. Pruden, Director

Mr. Pruden has served on our board of directors since December 2017. Prior to joining us, from 1985 until 2017, Mr. Pruden held a number of senior commercial leadership positions across both the medical devices and pharmaceutical sectors of Johnson & Johnson (NYSE: JNJ). In April 2004, he became President of the Johnson & Johnson subsidiary, Janssen-Ortho Inc. in Canada. In January 2006, Mr. Pruden was appointed Worldwide President of Ethicon, Inc., a Johnson & Johnson subsidiary, and in 2009 became the Company Group Chairman of Ethicon, Inc. In 2012, he was named Worldwide Chairman of Johnson & Johnson’s Global Surgery Group and in 2015 he became Worldwide Chairman in the Medical Devices division. In April 2016, Mr. Pruden became a member of the Executive Committee at Johnson & Johnson where his official title was Executive Vice President, Worldwide Chairman, Medical Devices. Mr. Pruden also served in several capacities with the Advanced Medical Technology Association (AdvaMed), a medical device trade association, where he participated in negotiations with the FDA. While at AdvaMed Mr. Pruden served as a member of the Board of Directors, as Chair of the AdvaMed Regulatory Committee, and as a member of the AdvaMed Executive Committee. Mr Pruden serves as an independent board member for Lantheus Holdings, Inc. (NASDAQ: LNTH) (and serves as a member of its Audit committee and the chair of its Compensation committee), OSSIO Inc, (and serves as a the chair of its Audit committee) and Avisi Technologies Inc. Mr. Pruden received his B.S. degree in finance at Rider University, where he later served on the Board of Trustees from 2011 until 2015. Mr. Pruden was selected as a director due to his global management and regulatory experience with medical device and pharmaceutical products and his financial experience in leading a large business.

Sonja Nelson, Director

Ms. Nelson has served on our board of directors since June 2021. In June 2021, Ms. Nelson began serving as the Chief Financial Officer of Ambrx Biopharma, Inc, (NYSE: AMAM). Prior to that, Ms. Nelson, served as the Senior Vice President, Finance, of ImmunityBio, Inc. (NASDAQ: IBRX), from March 2021 to June 2021. Ms. Nelson served as the Chief Financial Officer of NantKwest, Inc. from June 2018 to March 2021, at which time NantKwest, Inc. merged with ImmunityBio, Inc. (NASDAQ: IBRX). Ms. Nelson previously served as the Chief Accounting Officer of NantKwest, Inc. from May 2016 to June 2018 and as the VP/Corporate Controller of NantKwest, Inc. from November 2015 to May 2016. Ms. Nelson also served as a director of Inex Bio (a subsidiary of NantKwest, Inc., now merged with ImmunityBio, Inc. (NASDAQ: IBRX)) from October 2017 to June 2021. Prior to joining NantKwest, Inc., Ms. Nelson was Vice President and Corporate Controller at AltheaDx, Inc. from July 2014 through October 2015. Previously, Ms. Nelson was Senior Director and Controller at Cadence Pharmaceuticals, Inc. (acquired by Mallinckrodt plc) from May 2012 through June 2014. Prior to that, Ms. Nelson was Director, General Accounting at Cricket Communications, Inc. (acquired by AT&T, Inc.) from September 2008 through May 2012. Ms. Nelson began her career with KPMG LLP, holds a Bachelor’s degree in business administration with specialization in and taxation and auditing from the University of Applied Sciences in Pforzheim, Germany, and is a Certified Public Accountant. Ms. Nelson was selected as a director due to her management experience with pharmaceutical and consumer health products, and her financial and accounting experience.

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

Audit Committee. Our Audit Committee consists of Ms. Nelson, Mr. Pruden and Mr. Sherman, with Ms. Nelson serving as the Chairman of the Audit Committee. Our board of directors has determined that the three directors currently serving on our Audit Committee are independent within the meaning of the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. In addition, our board of directors has determined that Ms. Nelson qualifies as an audit committee financial expert within the meaning of SEC regulations and The NASDAQ Marketplace Rules.

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

Compensation Committee. Our Compensation Committee consists of Mr. Hochman, Mr. Pruden and Mr. Korangy, with Mr. Hochman serving as the Chairman of the Compensation Committee. Our board of directors has determined that the three directors currently serving on our Compensation Committee are independent under the listing standards, are “non-employee directors” as defined in rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Mr. Sherman, Mr. Pruden, and Mr. Korangy, with Mr. Sherman serving as the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the board of directors by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our bylaws and will apply the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the NASDAQ listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer during the fiscal year ended December 31, 2021, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2021, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2020. The persons listed in the following table are referred to herein as the “named executive officers”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Timothy P. Moran (3)	2021	475,000	265,050	250,980	202,758	47,282	(7)	1,241,070
Chief Executive Officer	2020	475,000	262,200	224,035	408,685	558,930	(6)	1,928,850

Mark Pomeranz (4)	2021	385,000	229,025	115,700	93,470	34,837	(8)	858,032
President and Chief Operating Officer	2020	385,000	174,213	87,126	160,766	18,015	(8)	825,120

Andrew Taylor (5)	2021	310,000	115,320	106,800	86,280	42,332	(9)	660,732
Chief Financial Officer	2020	310,000	112,220	99,572	178,695	25,596	(9)	726,083

(1)	Amounts reflect the grant date fair value of option awards granted in 2021 and 2020 in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements and the discussion under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised.
(2)	Amounts reflects the grant date fair value of stock awards granted in 2021 and 2020 computed in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements.
(3)	Timothy P. Moran began serving as our Chief Executive Officer on October 1, 2018.
(4)	Mark Pomeranz began serving as our President and Chief Operating Officer on September 24, 2018. Mark Pomeranz served as our Chief Executive Officer from December 2016 through September 23, 2018.
(5)	Andrew Taylor began serving as our Chief Financial Officer on August 16, 2017.
(6)	$533,333 reflects Employment Buy-Out Payments (as defined below), the remainder relates to corporate and health benefits.
(7)	Amounts relate to corporate and health benefits and 401K employer match.
(8)	Amounts relate to corporate and health benefits and 401K employer match.
(9)	Amounts relate to corporate and health benefits and 401K employer match.

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

Outstanding Equity Awards at Fiscal Year-End Table – 2021

The following table summarizes, for each of the named executive officers, the number of shares of our Common Stock underlying outstanding stock options held as of December 31, 2021.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise		Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not
Name	Exercisable	Exercisable	Price ($)		Date	Vested		Vested ($)

Timothy P. Moran (CEO)	495,000	-	$3.78	(1)	November 8, 2028	193,230	(9)	90,238
	26,532	2,412	$4.32	(2)	February 13, 2029
	35,292	68,428	$2.16	(3)	February 6, 2030
	200,000	-	$1.17	(4)	June 11, 2030
	190,000	-	$0.74	(5)	November 11, 2030
	35,250	105,750	$1.78	(11)	February 17, 2031

Mark Pomeranz (COO)	67,238	-	$2.38	(6)	April 2, 2024	78,957	(10)	36,873
	511,113	-	$4.50	(7)	May 3, 2027
	117,920	10,721	$4.32	(2)	February 13, 2029
	23,527	16,809	$2.16	(3)	February 6, 2030
	80,000	-	$1.17	(4)	June 11, 2030
	75,000	-	$0.74	(5)	November 11,2030
	16,250	48,750	$1.78	(11)	February 17, 2031

Andrew Taylor (CFO)	240,000	-	$4.50	(8)	September 29, 2027	71,578	(10)	33,427
	64,856	5,897	$4.32	(2)	February 13, 2029
	26,893	19,205	$2.16	(3)	February 6, 2030
	90,000	-	$1.17	(4)	June 11, 2030
	78,000	-	$0.74	(5)	November 11, 2030
	15,000	45,000	1.78	(11)	February 17, 2031

(1)	Represents options to purchase shares of our Common Stock granted on November 8, 2018 with an exercise price of $3.78 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on October 1, 2018 and continuing on the first day of each third month thereafter.
(2)	Represents options to purchase shares of our Common Stock granted on February 13, 2019 with an exercise price of $4.32 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter.
(3)	Represents options to purchase shares of our Common Stock granted on February 6, 2020 with an exercise price of $2.16 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2020 and continuing on the first day of each third month thereafter.
(4)	Represents options to purchase shares of our Common Stock granted on June 11, 2020 with an exercise price of $1.17 per share. The shares underlying the option vest on the first anniversary of the date of grant.
(5)	Represents options to purchase shares of our Common Stock granted on November 11, 2020 with an exercise price of $0.74 per share. The shares underlying the option vest on the first anniversary of the date of grant.
(6)	Represents options to purchase shares of our Common Stock granted on April 2, 2014, under the Motus GI Medical Technologies LTD Employee Share Option Plan that were outstanding as of the Share Exchange Transaction, which were assumed by the 2016 Equity Incentive Plan (the “2016 Plan”) and continue in effect in accordance with their terms, on an adjusted basis to reflect the Share Exchange Transaction. 61% of the option was vested as of December 31, 2017, with the remaining 39% of the option vesting in full in November 2018.

(7)	Represents options to purchase shares of our Common Stock granted on May 4, 2017, with an exercise price of $5.00 per share. Fifty-three percent (53%) of the option vested immediately upon grant, forty percent (40%) of the option vests in a series of twelve (12) successive equal quarterly installments commencing on May 4, 2017 and continuing on the first day of each third month thereafter, and the remaining seven percent (7%) of the option vests on December 22, 2019. This option was repriced to $4.50 per share in September 2017.
(8)	Represents options to purchase shares of our Common Stock granted on September 29, 2017, with an exercise price of $4.50 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on December 1, 2017 and continuing on the first day of each third month thereafter.
(9)	Represents RSUs granted on October 1, 2018, February 13, 2019, February 6, 2020, and February 17, 2021. The shares underlying the RSUs granted on October 1, 2018 and February 13, 2019 vest in a series of sixteen (16) successive equal quarterly installments commencing on January 1, 2019 and May 1, 2019 and continuing on the first day of each third month thereafter. The shares underlying the RSUs granted on February 6, 2020 vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2020 and continuing on the first day of each third month thereafter. The shares underlying the RSUs granted on February 17, 2021 vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2021 and continuing on the first day of each third month thereafter.
(10)	Represents RSUs granted on February 13, 2019, February 6, 2020, and February 17, 2021. The shares underlying the RSUs granted on February 13, 2019 vest in a series of sixteen (16) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter. The shares underlying the RSUs granted on February 6, 2020 vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2020 and continuing on the first day of each third month thereafter. The shares underlying the RSUs granted on February 17, 2021 vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2021 and continuing on the first day of each third month thereafter.
(11)	Represents options to purchase shares of our Common Stock granted on February 17, 2021 with an exercise price of $1.78 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on February 1, 2021 and continuing on the first day of each third month thereafter.

Director Compensation

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2021.

Name	Stock Awards ($)		Option Awards ($) (1)	Total ($)
David Hochman (2)	129,000	(9)	55,400	184,400
Darren Sherman (3)	92,900	(9)	41,550	134,450
Samuel Nussbaum (4)	58,441	(9)	41,550	99,991
Shervin Korangy (5)	89,401	(9)	41,550	130,951
Gary Pruden (6)	99,901	(9)	41,550	141,451
Sonja Nelson (7)	18,937	(8)	41,300	60,237

(1)	Amounts reflect the aggregate grant date fair value of each stock option granted in 2021 in accordance with the Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements and the discussion under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. These amounts do not correspond to the actual value that may be received by the directors if the stock options are exercised.
(2)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2021 held by Mr. Hochman was 275,000.
(3)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2021 held by Mr. Sherman was 167,500.
(4)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2021 held by Dr. Nussbaum was 117,500. Dr. Nussbaum ceased being a director upon his death in September 2021.
(5)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2021 held by Mr. Korangy was 132,500.
(6)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2021 held by Mr. Pruden was 117,500.
(7)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2021 held by Ms. Nelson was 50,000.
(8)	Represents the value of Common stock issued to Ms. Nelson in lieu of cash compensation in 2021.
(9)	Represents the value of Common stock issued in lieu of cash compensation in 2021 and the FV of RSU’s issued in 2021.

Non-Employee Director Compensation

Our board of directors approved a director compensation policy for our directors, effective January 1, 2022. This policy provides for the following cash compensation:

●	each director is entitled to receive a quarterly fee of $7,150;

●	the chairman of our board of directors will receive a quarterly fee of $6,450;

●	the chair of the Audit Committee will receive a quarterly fee of $2,750;

●	each chair of any other board of director committee will receive a quarterly fee of $1,650;

●	each non-employee director sitting on more than two of our board of directors committees will receive an additional quarterly fee of $825;

●	each non-chairperson member of the audit committee, the compensation committee and the nominating and corporate governance committee will receive annual fees of $2,062, $1,375 and $1,375, respectively.

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

All fees under the director compensation policy will be paid on a quarterly basis in arrears and no per meeting fees will be paid. Effective February 2021, our Board approved a temporary modification to the non-employee director compensation policy to permit payment of the entire 2021 fees in a single grant of our Common Stock, in lieu of cash compensation, for the quarters ending March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 (the “2021 Fee Grant”). The 2021 Fee Grant was made to each non-employee director on February 17, 2021. Effective January 2022, our Board approved a temporary modification to the non-employee director compensation policy to permit payment of the entire 2022 fees in a single grant of our Common Stock, in lieu of cash compensation, for the quarters ending March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 (the “2022 Fee Grant”). The 2022 Fee Grant was made to each non-employee director on January 5, 2022. We will also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of director and committee meetings.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)		(b)		(c)(4)
Equity compensation plans approved by security holders(1)	6,655,076	(2)	$2.71	(3)	145,520
Equity compensation plans not approved by security holders	-		$-		-
Total	6,655,076		$2.71		145,520

(1)	The amounts shown in this row include securities under the 2016 Plan.
(2)	Includes 6,152,562 shares of Common Stock issuable upon exercise of outstanding options and 502,513 shares of Common Stock issuable pursuant to outstanding restricted stock units
(3)	The weighted average exercise price does not take into account the shares issuable pursuant to outstanding restricted stock units, which have no exercise price.
(4)	In accordance with the “evergreen” provision in our 2016 Plan, an additional 2,903,016 shares were automatically made available for issuance on the first day of 2022, which represents 6% of the number of shares outstanding on December 31, 2021; these shares are excluded from this calculation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date of this report by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and current officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our Common Stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, February 14, 2022 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Unless indicated below, the address of each individual listed below is c/o Motus GI Holdings, Inc., 1301 East Broward Boulevard, 3rd Floor, Ft. Lauderdale, FL 33301.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 48,810,153 shares of Common Stock issued and outstanding as of February 14, 2022 plus any shares issuable upon exercise of options or warrants that are exercisable on or within 60 days after February 14, 2022 held by such person or entity.

Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Officers and Directors
Timothy P. Moran (1)	1,341,012	2.68%
Mark Pomeranz (2)	1,007,903	2.02%
David Hochman (3)	691,263	1.41%
Darren Sherman (4)	358,235	*
Sonja Nelson (5)	100,709	*
Shervin Korangy (6)	318,522	*
Andrew Taylor (7)	603,907	1.22%
Gary Pruden (8)	376,449	*

Directors and Officers as a Group (9 persons)	5,013,189	9.51%
5% Stockholders
Perceptive Life Sciences Master Fund Ltd. (9)	2,906,597	5.93%

1.	Includes 1,009,921 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2022. Does not include 323,743 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 14, 2022. Includes 267,758 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of February 14, 2022, or which will be vested within sixty days of February 14, 2022. Does not include 326,610 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 14, 2022.
2.	Includes 910,546 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2022. Does not include 151,782 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 14, 2022. Includes 80,716 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of February 14, 2022, or which will be vested within sixty days of February 14, 2022. Does not include 162,500 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 14, 2022.
3.	Includes (i) 16,572 shares of our Common Stock held by NSH 2008 Family Trust, a family trust of which Mr. Hochman is a co-trustee and beneficiary and (ii) 110,000 shares of our Common Stock held by DPH 2008 Trust, a trust of which Mr. Hochman is a co-trustee and beneficiary. Includes 268,333 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2022. Does not include 56,667 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 14, 2022. Includes (i) 904 shares of our Common Stock issuable upon the exercise of warrants, held directly by Mr. Hochman, that are exercisable within sixty days of February 14, 2022 and (ii) 3,785 shares of our Common Stock issuable upon the exercise of warrants, held by NSH 2008 Family Trust, a family trust of which Mr. Hochman is a co-trustee and beneficiary, that are exercisable within sixty days of February 14, 2022.
4.	Includes 163,333 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2022. Does not include 54,167 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 14, 2022. Includes 300 shares of our Common Stock issuable upon the exercise of warrants, held directly by Mr. Sherman, that are exercisable within sixty days of February 14, 2022.
5.	Does not include 50,000 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 14, 2022.
6.	Includes 128,333 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2022. Does not include 54,167 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 14, 2022.

7.	Includes 529,478 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2022. Does not include 150,364 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 14, 2022. Does not include 156,262 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 14, 2022.
8.	Includes 113,333 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2022. Does not include 54,167 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 14, 2022.
9.	Based on the information provided in the Schedule 13G/A filed with the SEC on January 27, 2021 by Mr. Joseph Edelman with respect to himself, Perceptive Life Sciences Master Fund Ltd. and Perceptive Advisors LLC (Mr. Edelman, together with Perceptive Life Sciences Master Fund Ltd. and Perceptive Advisors LLC, the “Perceptive Reporting Persons”). Includes 246,055 shares of our Common Stock issuable upon exercise of warrants that are exercisable within sixty days of February 14, 2022, held by Perceptive Life Sciences Master Fund Ltd. Perceptive Life Sciences Master Fund Ltd., Perceptive Advisors LLC and Mr. Edelman have shared voting and dispositive power with respect to the shares of our Common Stock held by Perceptive Life Sciences Master Fund Ltd. Perceptive Advisors LLC serves as the investment manager to Perceptive Life Sciences Master Fund Ltd. and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. Mr. Edelman is the managing member of Perceptive Advisors LLC and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. The principal address for the Perceptive Reporting Persons is 51 Astor Place, 10th Floor New York, NY 10003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2020 to which we were a party or will be a party, in which:

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

Director Independence

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Mr. Hochman, Mr. Sherman, Dr. Nussbaum (who ceased being a director upon his death in September 2021), Mr. Korangy, Mr. Pruden and Ms. Nelson do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Rules of the Nasdaq Market and the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table summarizes the fees paid for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2021	2020
Audit Fees	$246,421	$186,704
Audit-Related Fees	$-	$-
Tax Fees	$64,470	$33,540
All Other Fees	$-	$-
Total Fees	$310,891	$220,244

Audit Fees

“Audit fees” consist of approximately $182,000 and $171,000 in 2021 and 2020, respectively, of fees for professional services provided in connection with the audit of our annual audited financial statements and the review of our quarterly financial statements, and approximately $64,000 and $16,000 in 2021 and 2020, respectively, of fees for consents and comfort letters provided in connection with the offerings of our Common Stock.

Tax Fees

“Tax fees” consist of approximately $27,000 and $25,000, in 2021 and 2020, respectively, for services related to tax preparation and filing, and $38,000 and $9,000, in 2021 and 2020, respectively, for tax consulting services associated with tax preparation and filings and intercompany transfer pricing activities.

Procedures for Approval of Fees

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for us if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining EisnerAmper LLP’s independence and has determined that such services for fiscal year 2021 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

The Audit Committee is responsible for reviewing and discussing the audited financial statements with management, discussing with the independent registered public accountants the matters required in AS 1301, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to our board of directors that the audited financial statements be included in our annual report on Form 10-K.

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

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1 +	Share Exchange Agreement, dated December 1, 2016	S-1	333-222441	2.1	1/5/2018

3.1	Certificate of Incorporation	S-1	333-222441	3.1	1/5/2018

3.2	Certificate of Amendment to the Certificate of Incorporation	S-1	333-222441	3.2	1/5/2018

3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 13, 2020	8-K	001-38389	3.1	8/14/2020

3.4	Bylaws	S-1	333-222441	3.3	1/5/2018

3.5	Certificate of Designations of Series A Convertible Preferred Stock	S-1	333-222441	3.4	1/5/2018

3.6	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock	10-Q	001-38389	3.1	5/14/2018

4.1	Form of Common Stock Certificate	S-1	333-222441	4.1	1/5/2018

4.2	Form of Series A Convertible Preferred Stock Certificate	S-1	333-222441	4.2	1/5/2018

4.3	Form of Exchange Warrant	S-1	333-222441	4.3	1/5/2018

4.4	Form of Placement Agent Warrant	S-1	333-222441	4.4	1/5/2018

4.5	Form of Registration Rights Agreement	S-1	333-222441	4.5	1/5/2018

4.6	Form of May 2017 Consultant Warrant	S-1	333-222441	4.6	1/5/2018

4.7	Form of Placement Agent Royalty Payment Rights Certificate	S-1	333-222441	4.7	1/5/2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.8	Form of Amendment to Registration Rights Agreement	S-1	333-222441	4.8	1/5/2018

4.9	Form of Ten Percent Warrant	S-1	333-222441	4.9	1/5/2018

4.10	Form of Royalty Payment Rights Certificate	S-1/A	333-222441	4.10	1/31/2018

4.11	Form of June 2018 Consultant Warrant	10-Q	001-38389	4.1	8/13/2018

4.12	Form of May 2017 Additional Consultant Warrant	10-Q	001-38389	4.2	8/13/2018

4.13	Form of July 2018 Consultant Warrant	10-Q	001-38389	4.3	8/13/2018

4.14	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

4.15	Description of Registrants Securities	10-K	001-38389	4.15	3/16/2021

4.16	Form of Pre-Funded Warrant	8-K	001-38389	4.1	8/28/2020

4.17	Form of Common Warrant	8-K	001-38389	4.2	8/28/2020

4.18	Form of New Warrant	8-K	001-38389	4.1	1/21/2021
10.1	Placement Agency Agreement, dated December 1, 2016, between the Company and Placement Agent	S-1	333-222441	10.1	1/5/2018

10.2	Form of Subscription Agreement	S-1	333-222441	10.2	1/5/2018

10.3	Form of Voting Agreement, dated December 1, 2016, by and among the Company and the stockholders named therein	S-1	333-222441	10.3	1/5/2018

10.4 †	2016 Equity Incentive Plan and 2016 Israel Sub-Plan	S-1	333-222441	10.4	1/5/2018

10.5	Amendment to the Motus GI Holdings, Inc. 2016 Equity Incentive Plan, dated February 6, 2020	8-K	001-38389	10.1	8/14/2020

10.6 †	Form of Incentive Stock Option Agreement	S-1	333-222441	10.5	1/5/2018

10.7 †	Form of Non-Qualified Stock Option Agreement	S-1	333-222441	10.6	1/5/2018

10.8 †	Form of Restricted Stock Agreement	S-1	333-222441	10.7	1/5/2018

10.9 †	Form of Assumed Options to Israeli Employees and Directors Agreement	S-1	333-222441	10.8	1/5/2018

10.10	Form of Assumed Options to Israeli Non-Employees and Controlling Shareholders Agreement	S-1	333-222441	10.9	1/5/2018

10.11 †	Form of Israeli Option Grant to Israeli Employees and Directors Agreement	S-1	333-222441	10.10	1/5/2018

10.12	Form of Israeli Option Grant to Israeli Non-Employees and Controlling Shareholders Agreement	S-1	333-222441	10.11	1/5/2018

10.13 †	Employment Agreement, dated December 22, 2016, between the Company and Mark Pomeranz	S-1	333-222441	10.12	1/5/2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.14	Lease, dated April 13, 2017, between Company and Victoriana Building, LLC	S-1	333-222441	10.13	1/5/2018

10.15	Form of Subscription Agreement for Convertible Notes Offering	S-1	333-222441	10.14	1/5/2018

10.16	Finders Agreement, dated October 14, 2016, between the Company and Aegis Capital Corporation	S-1	333-222441	10.15	1/5/2018

10.17	Finders Agreement, dated December 22, 2016, between the Company and Aegis Capital Corporation	S-1	333-222441	10.16	1/5/2018

10.18 †	Form of Indemnification Agreement	S-1	333-222441	10.17	1/5/2018

10.19 †	Employment Agreement, dated August 16, 2017, between the Company and Andrew Taylor	S-1	333-222441	10.18	1/5/2018

10.20 #	Supply Agreement, dated September 1, 2017, between Motus GI Technologies Ltd. and Polyzen, Inc.					X

10.21 †	Amended and Restated Employment Agreement, effective September 24, 2018, between the Company and Mark Pomeranz	8-K	001-38389	10.2	9/25/2018

10.22 †	Employment Agreement, effective October 1, 2018, between the Company and Timothy P. Moran	8-K	001-38389	10.1	9/25/2018

10.23	Form of Restricted Stock Unit Award Agreement	10-K	001-38389	10.22	3/26/2019

10.24 †	Amended and Restated Employment Agreement, effective March 26, 2019, between the Company and Andrew Taylor	10-K	001-38389	10.23	3/26/2019

10.25 †	First Amendment to Amended and Restated Employment Agreement, dated March 15, 2021, between the Company and Andrew Taylor	10-K	001-38389	10.25	3/16/2021

10.26	Loan and Security Agreement, dated as of December 13, 2019 between Silicon Valley Bank and Motus GI Holdings, Inc.	8-K	001-38389	10.1	12/18/2019

10.27	Joinder and First Amendment to Loan and Security Agreement, dated as of February 7, 2020 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.25	3/30/2020

10.28	Second Amendment to Loan and Security Agreement, dated as of February 25, 2020 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.26	3/30/2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.29	Third Amendment to Loan and Security Agreement, dated as of January 4, 2021 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.25	3/16/2021

10.30	Deferral Agreement, dated as of April 10, 2020, effective as of April 2, 2020, by and between Silicon Valley Bank, Motus GI Holdings, Inc. and Motus GI, Inc.	8-K	001- 38389	10.1	4/13/2020

10.31	Placement Agency Agreement, dated August 28, 2020, by and between A.G.P./Alliance Global Partners and Motus GI Holdings, Inc.	8-K	001-38389	10.1	8/28/2020

10.32	Form of Securities Purchase Agreement, dated August 28, 2020, by and between Motus GI Holdings, Inc. and each Purchaser thereto	8-K	001-38389	10.2	8/28/2020

10.33	Form of Warrant Exercise Agreement, dated January 27, 2021, by and between Motus GI Holdings, Inc. and the Holder	8-K	001-38389	10.1	1/27/2021

10.34	Letter Agreement, dated January 27, 2021, by and between A.G.P./Alliance Global Partners and the Company	8-K	001-38389	10.2	1/27/2021

10.35	Loan Agreement, dated July 16, 2021, by and between Kreos Capital, Motus GI Holdings, Inc., Motus GI, LLC and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.1	7/21/2021
10.36	Security Agreement, dated July 16, 2021 between Kreos Capital and Motus GI Holdings, Inc.	8-K	001-38389	10.2	7/21/2021
10.37	Security Agreement, dated July 16, 2021 between Kreos Capital and Motus GI, LLC.	8-K	001-38389	10.3	7/21/2021
10.38	Debenture – Fixed Charge dated July 16, 2021, between Kreos Capital and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.4	7/21/2021
10.39	Debenture – Floating Charge dated as of July 16, 2021, between Kreos Capital and Motus GI, LLC.	8-K	001-38389	10.5	7/21/2021
10.40	US Intellectual property Security Agreement, dated July 16, 2021, between Kreos Capital and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.6	7/21/2021

10.41 #	Master Supply Agreement, dated April 1, 2021, between J. Sterling Industries LLC and Motus GI Holdings, Inc.					X

21.1	List of Subsidiaries of the Company	10-K	001-38389	21.1	3/16/2021

23.1	Consent of EisnerAmper LLP					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X

32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

+	As permitted by Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed herewith. The company will furnish supplementally a copy of any omitted schedule to the SEC upon request.
†	Indicates management contract or compensatory plan.
#	Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined (1) it is not material and (2) is the type that the Company treats as private or confidential.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTUS GI HOLDINGS, INC.

Date: March 29, 2022	By:	/s/ Timothy P. Moran
Timothy P. Moran
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2022	By:	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy P. Moran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2022
Timothy P. Moran

/s/ Andrew Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022
Andrew Taylor

/s/ David Hochman	Chairman of the Board	March 29, 2022
David Hochman

/s/ Mark Pomeranz	President, Chief Operating Officer, and Director	March 29, 2022
Mark Pomeranz

/s/ Darren Sherman	Director	March 29, 2022
Darren Sherman

/s/ Sonja Nelson	Director	March 29, 2022
Sonja Nelson

/s/ Shervin Korangy	Director	March 29, 2022
Shervin Korangy

/s/ Gary Pruden	Director	March 29, 2022
Gary Pruden

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Motus GI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Motus GI Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related statements of comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company generated minimal revenues, experienced negative cash flows from operating activities and has incurred substantial operating losses that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Contingent Royalty Obligation

As described in Note 4 to the consolidated financial statements, the Company estimates the fair value of its contingent royalty obligation using the discounted cash flow method. Management estimates the contingent royalty obligation primarily by estimating the future projected revenue of the Company, with other factors being growth rate, patent expiration assessments and a discount rate. The fair value of the contingent royalty obligation was approximately $1,760,000 as of December 31, 2021.

We identified the valuation of the contingent royalty obligation as a critical audit matter because the valuation inputs involve the application of significant judgement and estimation on the part of management, which led to a high degree of auditor subjectivity. We also applied significant judgment in performing our audit procedures and involved a valuation specialist to evaluate the reasonableness of management’s valuation model, as well as the inputs used within the model.

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

Philadelphia, Pennsylvania

March 29, 2022

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$22,563	$20,819
Accounts receivable	109	35
Inventory	496	805
Prepaid expenses and other current assets	793	448
Total current assets	23,961	22,107

Fixed assets, net	1,428	1,178
Right-of-use assets	687	766
Other non-current assets	13	13
Total assets	$26,089	$24,064

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,584	$2,333
Operating lease liabilities - current	307	238
Other current liabilities	10	60
Term debt, net of debt discount of $0 and $21, respectively	-	7,979
Total current liabilities	2,901	10,610

Contingent royalty obligation	1,760	1,617
Operating lease liabilities - non-current	385	547
Convertible note, net of unamortized debt discount of $166 and $0, respectively	3,834	-
Long-term debt, net of unamortized debt discount of $588 and $0, respectively	7,552	-
Total liabilities	16,432	12,774

Commitments and contingent liabilities (Note 9)

Shareholders’ equity
Preferred stock $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock $0.0001 par value; 115,000,000 shares authorized; 48,320,986 and 32,272,309 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	5	3
Additional paid-in capital	132,406	115,008
Accumulated deficit	(122,754)	(103,721)
Total shareholders’ equity	9,657	11,290
Total liabilities and shareholders’ equity	$26,089	$24,064

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020

Revenue	$391	$98

Operating expenses:
Costs of revenue - sales	181	95
Costs of revenue - impairment of inventory	443	401
Research and development	5,341	5,555
Sales and marketing	3,077	3,532
General and administrative	9,273	9,562
Total costs and expenses	18,315	19,145
Operating loss	(17,924)	(19,047)

Gain (loss) on change in estimated fair value of contingent royalty obligation	(143)	255
Loss on extinguishment of debt	(237)	-
Finance expense, net	(717)	(464)
Other income	5	-
Foreign currency loss	(17)	(1)

Net loss	$(19,033)	$(19,257)
Deemed dividends from warrant issuance	(6,145)	-
Net loss attributable to common shareholders	$(25,178)	$(19,257)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.54)	$(0.60)
Weighted average number of common shares outstanding, basic and diluted	46,895,187	32,120,017

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	28,811,087	$3	$102,789	$(84,464)	$18,328
Issuance of common shares upon public offering, net of offering costs of $849	3,200,000	-	9,145	-	9,145
Issuance of common stock upon exercise of warrants	50,000	-	58	-	58
Issuance of common stock for board of directors’ compensation	103,404	-	111	-	111
Issuance of common shares upon vesting of restricted stock units	107,818	-	-	-	-
Share-based compensation	-	-	2,905	-	2,905
Net loss	-	-	-	(19,257)	(19,257)
Balance at December 31, 2020	32,272,309	3	115,008	(103,721)	11,290
Issuance of common shares upon public offering, net of issuance costs of $74	1,340,870	-	1,826	-	1,826
Issuance of common stock upon exercise of warrants, net of financing fees of $366	14,267,250	2	10,991	-	10,993
Proceeds from issuance of warrants	-	-	600	-	600
Issuance of common stock for board of directors’ compensation	191,763	-	291	-	291
Issuance of common shares upon vesting of restricted stock units	198,794	-	-	-	-
Issuance of common stock to consultants	50,000		53		53
Share-based compensation	-	-	3,472	-	3,472
Issuance of warrants associated with convertible note and long-term debt	-	-	165		165
Net loss	-	-	-	(19,033)	(19,033)
Balance at December 31, 2021	48,320,986	$5	$132,406	$(122,754)	$9,657

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,033)	$(19,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439	377
Amortization of debt issuance costs	95	25
(Gain) loss on change in estimated fair value of contingent royalty obligation	143	(255)
Share-based compensation	3,472	2,905
Issuance of common stock for board of directors’ compensation	235	168
Issuance of common stock for consultants	53	-
Loss on extinguishment of debt	237	-
Impairment of inventory	443	401
Impairment of fixed assets	-	18
Amortization on operating lease right of use asset	262	255
Changes in operating assets and liabilities:
Accounts receivable	(74)	30
Related party receivable	-	18
Inventory	(274)	(621)
Prepaid expenses and other current assets	(413)	(109)
Accounts payable and accrued expenses	303	(489)
Operating lease liability	(260)	(249)
Other current and non-current liabilities	(50)	(210)
Net cash used in operating activities	(14,422)	(16,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(470)	(88)
Proceeds from sale of available-for-sale securities	-	8,203
Net cash provided by (used in) investing activities	(470)	8,115

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	1,900	9,994
Proceeds from exercise and purchase of warrants	11,959	58
Borrowings under convertible note and long-term debt	12,000	-
Repayment of term debt	(8,220)	-
Payment of debt issuance costs	(563)	(34)
Equity financing fees	(440)	(849)
Net cash provided by financing activities	16,636	9,169

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,744	291
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,819	20,528
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,563	$20,819

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$640	$433

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to settle accrued expenses for board of directors’ compensation	$56	$-
Reclassification of inventory to fixed assets	$140	$200
Reclassification of prepaid expenses to fixed assets	$75	$430
Purchase of fixed assets in accounts payable and accrued expenses	$4	$-
Warrants issued related to convertible note and long-term debt recorded as debt discount	$165	$-
Accrued end of loan payment recorded as debt discount	$140	$-
Right of use asset obtained in exchange for lease obligation	$184	$-
Prepayment of lease obligation	$17	$-

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

The Company has developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures. The Pure-Vu System has received a CE Mark in the EU for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. The Company received 510(k) clearance from the FDA for its Pure-Vu EVS System and expects to commence commercialization by the end of Q1 2022. The Company does not expect to generate significant revenue from product sales until the COVID-19 pandemic has fully subsided and it further expands its commercialization efforts, which is subject to significant uncertainty.

Note 2 – Going Concern

To date, the Company has generated minimal revenues, experienced negative operating cash flows and has incurred substantial operating losses from its activities. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through the issuance of debt or equity. While the full impact of the COVID-19 pandemic continues to evolve, the financial markets have been subject to significant volatility that adversely impacts the Company’s ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, mobility restraints, and changing priorities could also affect the Company’s ability to enter into key agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as certain medical services and supplies, have spiked, while demand for other goods and services have fallen. The future progression of the outbreak and its effects on the Company’s business and operations are uncertain. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. These disruptions have negatively impact the Company’s sales, its results of operations, financial condition, and liquidity in 2021.

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

During the year ended December 31, 2021, the Company recognized revenue of $391, which consisted of $303 in accordance with ASC 606 and $88 in accordance with ASC 842. During the year ended December 31, 2020, the Company recognized revenue of $98, which consisted of $91 in accordance with ASC 606 and $7 in accordance with ASC 842.

Contract Costs

Incremental commissions, if applicable, above a base commission level, are paid to sales representatives upon certain eligible sales, which are paid upon execution of the sales agreement. The guidance within ASC 606 provides a practical expedient if the amortization period of the assets that the entity otherwise would have recognized is one year or less. The Company chose to apply the available practical expedient as the commission paid on eligible sales orders relates to the period in which the sales order was fulfilled. For the years ending December 31, 2021 and 2020, incremental commissions paid on eligible sales orders were $35 and $0, respectively.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers’ ability to pay. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $0.

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

Leases

The Company accounts its leases in accordance with ASC 842, Leases, or ASC 842. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have financing leases.

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

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty of renewal.

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

Share-based compensation

Employee and Non-Employee Share-Based Compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans and equity awards issued to non-employees based on estimated fair values.

The accounting for awards issued to non-employees is similar to the accounting for employee awards, except that:

●	the Company may elect on an award-by-award basis to use the contractual term as the expected term assumption in the option pricing model, and

●	the cost of the grant is recognized in the same period(s) and in the same manner as if the grantor had paid cash.

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

Basic and diluted net loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The shares of common stock into which the Pre-Funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year, plus the number of common shares that would have been outstanding if all potentially dilutive ordinary shares had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”. Potentially dilutive common shares were excluded from the calculation of diluted loss per share for all periods presented due to their anti-dilutive effect due to losses in each period. Net loss attributable to common stockholders consist of net income or loss, as adjusted for actual and deemed preferred stock dividends declared, amortized or accumulated. The Company recorded a deemed dividend for the issuance of warrants during the year ended December 31, 2021 for $6,145. The deemed dividend is added to the net loss in determining the net loss available to common stockholders.

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, Income Taxes (ASC 740). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There are currently no open Federal or State audits. The Company has not recorded any liability for uncertain tax positions at December 31, 2021 or December 31, 2020.

For the years ended December 31, 2021 and 2020, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2021 and 2020, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2021 and 2020.

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

Accounting Pronouncements- Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period, excluding smaller reporting companies. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within that reporting period, using either a full or modified retrospective approach. Since the Company is a small reporting company (“SRC”), implementation is not needed until after December 15, 2023. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial statements.

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s financial statements and disclosures.

Note 4 – Fair Value Measurements

Liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,760	$1,760

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,617	$1,617

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

In estimating the fair value of the Company’s contingent royalty obligation (see Note 9), the Company used the discounted cash flow method as of December 31, 2021 and 2020. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because the valuation inputs are based on projected revenues discounted to a present value.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of a contingent royalty obligation, during the year ended December 31, 2021 was as follows:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2020	$1,617
Change in estimated fair value of contingent royalty obligation	143
Balance at December 31, 2021	$1,760

The contingent royalty obligation is re-measured at each balance sheet date using several assumptions, including the following: 1) estimated sales growth, 2) length of product cycle, 3) patent life, 4) discount rate (21% as of December 31, 2021 and December 31, 2020), and 5) rate of royalty payment (3% as of December 31, 2021 and December 31, 2020).

In accordance with ASC-820-10-50-2(g), the Company performed sensitivity analyses of the liability, which was classified as a Level 3 financial instrument. The contingent royalty obligation estimate may be significantly impacted by changes in assumptions used in these analyses. For example, the Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $150 and a 2% increase in the discount rate would decrease the liability by approximately $136.

Note 5 – Inventory

Inventory at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Raw materials	$569	$333
Work-in-process	-	211
Finished goods	292	529
Inventory reserve	(365)	(268)
Inventory, net	$496	$805

For the years ended December 31, 2021 and 2020, an inventory impairment of $443 and $401, respectively, was recorded.

Note 6 – Fixed assets, net

Fixed assets, net, consists of the following:

	December 31,
	2021	2020
Office equipment	$171	$167
Computers and software	305	299
Machinery	807	455
Lab and medical equipment	1,342	1,039
Leasehold improvements	193	185
Total	2,818	2,145
Less accumulated depreciation and amortization	(1,390)	(967)
Fixed assets, net	$1,428	$1,178

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $439 and $377, respectively. The Company incurred a loss on the impairment of fixed assets in the amount of $0 and $18 for the years end December 31, 2021 and 2020, respectively.

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

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Year Ended December 31,
	2021	2020
Lease Cost
Operating lease cost, net of related party license fee	$139	$176
Variable lease cost	119	118
Total lease cost	$258	$294

	As of December 31,
	2021	2020
Assets
Operating lease, right-of-use- asset	$687	$766
Liabilities
Current
Operating lease liabilities	$307	$238
Non-current
Operating lease liabilities, net of current portion	385	547
Total lease liabilities	$692	$785

Other information:
Weighted average remaining lease term - operating leases	2.49 years	3.33 years
Weighted-average discount rate - operating leases	7.66%	7.78%

The Company records operating lease payments to lease expense using the straight-line method. The Company’s lease expense was $258 and $294 for the years ended December 31, 2021 and 2020, respectively, included in general and administrative expenses, which is net of the related party license fee of $189 and $172 for the years ended December 31, 2021 and 2020, respectively (see Note 10).

Future minimum lease payments under non-cancellable operating leases as of December 31, 2021 were as follows:

Year Ended December 31,	Amount
2022	$346
2023	251
2024	156
Total future minimum lease payments	753
Imputed interest	(61)
Total liability	$692

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:	$(324)	$(335)

Note 8 – Convertible Note, Term Debt and Long-Term Debt

On December 13, 2019, the Company entered into a Loan and Security Agreement for $8,000 with Silicon Valley Bank (“SVB”). On April 10, 2020, the Company entered into a Deferral Agreement with SVB, effective April 2, 2020, which amended certain provisions of the Loan and Security Agreement, between the Company and SVB.

On July 16, 2021 (the “Effective Date”), the Company entered into a loan facility (the “Kreos Loan Agreement”) with Kreos Capital VI (Expert Fund) LP (the “Lender”). Under the Kreos Loan Agreement, the Lender will provide the Company with access to term loans in an aggregate principal amount of up to $12,000 (the “Loan”) in three tranches as follows: (a) on the Effective Date, a loan in the aggregate principal amount of $4,000 (the “Convertible Note”, or “Tranche A”), (b) on the Effective Date, a loan in the aggregate principal amount of $5,000 (“Tranche B”), and (c) available until December 31, 2021, a loan in the aggregate principal amount of $3,000 (“Tranche C”, together with Tranche B, the “Long-term Debt”). The Kreos Loan Agreement contains customary representations and warranties, indemnification provisions in favor of the Lender, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. Outstanding borrowings under the Loan are secured by a first priority security interest on substantially all of the personal property assets of the Company, including the Company’s material intellectual property and equity interests in its subsidiaries. There are no liquidity or financial covenants.

The Convertible Note and Tranche B were funded on the Effective Date. As of December 31, 2021, the Company drew down the full $3,000 aggregate principal amount of Tranche C. On the Effective Date, the Company used a portion of the proceeds from the Loan to repay in full all amounts outstanding under, and discharge all obligations in respect of, the Loan and Security Agreement between the Company and SVB. The payment amount of $8,220 included a negotiated prepayment penalty of $220 under the terms of the payoff arrangement with SVB and to pay fees and expenses incurred to obtain the Loan. The Company accounted for the repayment of the SVB term debt under the Loan and Security Agreement as an extinguishment of debt and recorded a loss on extinguishment of $237. As a result, the SVB term debt under the loan agreement, together with all documents and agreements executed in connection therewith, have terminated and all liens associated therewith have been released as of the Effective Date.

The Convertible Note requires forty-eight monthly interest only payments at 7.75% per annum commencing after the Effective Date and thereafter full payment of the then outstanding principal balance of the Convertible Note on July 1, 2025. The Kreos Loan Agreement contains features that would permit the Lender to convert all or any portion of the outstanding principal balance of the Convertible Note at any time, pursuant to which the converted part of the Convertible Note will be converted into that number of shares of common stock of the Company to be issued to the Lender at a price per share equal to the conversion price, of $1.40 per share. Following the conversion of any portion of the outstanding principal balance of the Convertible Note, the principal balance of the Convertible Note remaining outstanding shall continue to bear interest at 7.75% per annum. The Tranche B loan requires interest only monthly payments commencing on the Effective Date until September 30, 2022 and, thereafter, thirty-three monthly payments of principal and interest accrued thereon until June 1, 2025. The Tranche C loan requires interest only monthly payments commencing on the on the date of the draw down until September 30, 2022 and, thereafter, thirty-two monthly payments of principal and interest accrued thereon until June 1, 2025. Notwithstanding the foregoing, in the event the Company completes a capital raise of a minimum of $20,000 prior to September 30, 2022, the repayment terms of the Tranche B and Tranche C loans shall automatically be amended so that the interest only period will be extended to June 30, 2023, and, thereafter, the Company shall pay twenty-four monthly payments of principal and interest accrued thereon until June 1, 2025. Interest on the Tranche B and Tranche C loans accrues at 9.5% per annum.

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

The Company treated Tranche A, Tranche B and Tranche C, and the Warrant as three separate freestanding financial instruments with the proceeds received in connection with the transaction allocated amongst the instruments based on relative fair value. The proceeds received in connection with the transaction allocated amongst the instruments based on relative fair value resulted in $165 being allocated to the Warrant and a corresponding amount recorded as a debt discount to the Convertible Note and Long-term Debt. The Company recorded an aggregate debt discount of $845 related to the Loan, inclusive of the debt discount of $165 in connection to the Warrant, which will be amortized to interest expense over the term of each respective tranche using the effective interest method. The Company also paid $563 in cash for debt issuance costs. Additionally, per the Kreos Loan Agreement, with respect to the Long-term Debt, there is an advance payment of $274 that is recorded at a debt discount and is included in the $563 of cash paid for debt issuance costs for the year ended December 31, 2021. The advance payment represents the last month’s payment in relation to the Long-term Debt. There is also an end of loan payment of $140 which is included on the balance sheet as a liability within the Long-term Debt and also within the total debt discount of $845.

For the year ended December 31, 2021, interest expense for the Loan was as follows:

Contractual interest expense	$362
Amortization of debt issuance costs	91
Total interest expense	$453

Future principal payments under the Convertible Note as of December 31, 2021 are as follows:

Years Ending December 31,	Amount
2022	$-
2023	-
2024	-
2025	4,000
Total future principal payments	4,000
Less unamortized debt issuance costs	(166)
Total balance	$3,834

Future principal payments under the Long-term Debt as of December 31, 2021 are as follows:

Years Ending December 31,	Amount
2022	$702
2023	2,714
2024	2,983
2025	1,601
Total future principal payments	8,000
End of loan payments	140
Less unamortized debt issuance costs	(588)
Total balance	$7,552

Note 9 – Commitments and Contingencies

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures. The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332. No amounts were received during the years ended December 31, 2021 and 2020. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR interest to date in the amount of $1,419 and $1,407 as of December 31, 2021 and 2020, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion with a rate that is currently at 4% (which may be increased under certain circumstances). The Company may be obligated to pay up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the Company’s ongoing commercialization and generation of sales, which is subject to significant risk and uncertainty. The Company has no obligation to repay these grants if no significant sales are generated. The Company has recorded an immaterial expense for the years ended December 31, 2021 and 2020, and an immaterial liability at December 31, 2021 and 2020.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at December 31, 2021 and 2020 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

*	Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of December 31, 2021.

**	Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of December 31, 2021.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the consolidated balance sheets at December 31, 2021 and 2020 in the amount of $1,760 and $1,617, respectively. A loss and a gain on change in fair value of Contingent Royalty Obligation of $143 and $255 was recorded for the years ended December 31, 2021 and 2020, respectively.

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

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc., formerly a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. During the years ended December 31, 2021 and 2020, the Company recorded license fee income of $189 and $172, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses.

Orchestra BioMed, Inc. will continue to pay a monthly license fee based on the shared space to the Company until the expiration of the Shared Space Agreement in September 2024. Aggregate license fees will range from $162 to $198 in any given calendar year during the term of the Shared Space Agreement.

Note 11 – Share-based compensation

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

On February 17, 2021, the Company’s Compensation Committee approved a modification to the non-employee director compensation policy to permit payment of the fees for service as directors for 2021 in grants of the Company’s common stock, in lieu of cash compensation. Non-employee members of the Board of Directors were granted an aggregate of 121,237 fully vested shares of common stock at a price equal to $1.78 per share of Common Stock, which was the fair market value of a share of Common Stock on the grant date of February 17, 2021 as compensation, in lieu of $216 of cash compensation, for service as directors for 2021. On June 22, 2021, the Company granted to its newly appointed director an aggregate of 18,209 fully vested shares of Common Stock at a price equal to $1.04 per share of common stock, which was the fair market value of a share of Common Stock on the grant date as compensation, in lieu of $19 of cash compensation, for service as a director for 2021. For the year ended December 31, 2021, the Company recorded $235 in relation to the board of directors’ compensation.

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

On May 17, 2021, the Company issued an aggregate of 50,000 fully vested shares of common stock to a consultant in consideration for services that were performed during 2021 under a consulting agreement, with fair value of $53, based on a price of $1.06 per share of Common Stock, which was the closing price of the Company’s stock at the date of issuance. The Company recorded $53 of expense in the year ended December31, 2021, respectively, in relation to the consulting agreement.

Issuance of Warrants to Purchase Common Stock

On February 6, 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 120,000 shares of common stock of the Company. The warrants will vest over a one-year period on a monthly basis and expire three years from the date of issuance. 60,000 of the granted warrants are exercisable at a price equal to $2.16 per share of common stock and 60,000 of the remaining warrants granted are exercisable at a price equal to $3.50 per share of common stock. The fair value of the warrants were valued on the date of grant at $112 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.43%; (2) expected life in years of 3.0; (3) expected stock volatility of 74.82%; and (4) expected dividend yield of 0%. The Company recorded $10 and $102 as general and administrative expense in the accompanying consolidated statements of comprehensive loss in relation to the consulting agreement for the years ended December 31, 2021 and 2020, respectively.

On January 20, 2021, the Company entered into a services agreement with a service provider whereby it agreed to issue warrants to purchase an aggregate 340,020 shares of common stock of the Company with an exercise price equal to $1.75 per share of common stock, which will vest over a one-year period on a monthly basis and will have an exercise period of three years from the date of issuance. The fair value of the warrants were valued on the date of grant at $355 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.19%; (2) expected life in years of 3.0; (3) expected stock volatility of 100.99%; and (4) expected dividend yield of 0%. The Company recorded $326 as general and administrative expense in the accompanying consolidated statement of comprehensive loss in relation to the consulting agreement for the year ended December 31, 2021.

On August 28, 2020 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) under which it sold and issued to an institutional investor (the “Holder”), in a registered direct offering, an aggregate of 3,200,000 shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”), and pre-funded warrants to purchase an aggregate of 5,533,625 shares of Common Stock (the “Pre-Funded Warrants”) at an exercise price of $0.001 per share. During the year ended December 31, 2021, the Pre-Funded Warrants for 5,533,625 shares of common stock were exercised which resulted in aggregate proceeds of $6.

Pursuant to the Securities Purchase Agreement, as described above, in a concurrent private placement, the Company also agreed to issue to the purchaser warrants to purchase up to 8,733,625 shares of Common Stock (the “Private Placement Warrants”). These warrants were immediately exercisable at an exercise price of $1.30 per share and expire on the fifth anniversary of the date of issuance. On January 27, 2021, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the Holder, at which time 8,000,000 of the Private Placement Warrants remained outstanding, due to the prior exercise of 733,625 of the Private Placement Warrants on January 22, 2021. Pursuant to the Exercise Agreement, the Holder agreed to exercise the remaining outstanding 8,000,000 Private Placement Warrants. In consideration of the exercise, the Company agreed to sell to the Holder, new warrants (the “New Warrants”) to purchase 0.75 shares of Common Stock for each share of Common Stock issued upon such exercise of the remaining 8,000,000 Private Placement Warrants pursuant to the Exercise Agreement, or an aggregate of 6,000,000 New Warrants. In addition, the Holder paid a cash payment of $0.10 for each New Warrant issued to the Holder, for an aggregate of $600,000 to the Company. The Company received aggregate gross proceeds before expenses of approximately $11,000 from the exercise of all of the remaining 8,000,000 outstanding Private Placement Warrants held by the Holder and the payment of the purchase price for the New Warrants. The terms of the New Warrants are substantially similar to those of the Private Placement Warrants, except that the New Warrants will have an exercise price of $2.12, will be immediately exercisable and will expire five years from the date of the Exercise Agreement. The aggregate of 6,000,000 New Warrants were issued in four tranches during the first quarter of 2021 as the 8,000,000 Private Placement Warrants were exercised. The fair values of the 6,000,000 New Warrants were valued on the date of grant of each tranche and totaled in aggregate of $6,745 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rates with a range of 0.41%-0.57%.; (2) expected life in years with a range of 4.95-5.00; (3) expected stock volatilities with a range of 103.00%-103.23%; and (4) expected dividend yields of 0%. The Company recognized the excess fair value of the New Warrants above the aggregate purchase price as a deemed dividend of $6,145 for the year ended December 31, 2021. However, as the Company is in an accumulated deficit position as of the issuance dates, the resulting deemed dividend was recorded as a reduction of additional paid-in capital, however the deemed divided was included in net loss attributable to common shareholders in the calculation of loss per share.

In connection with the Exercise Agreement, the Company entered into a financial advisory agreement (the “Letter Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which A.G.P. acted as exclusive financial advisor to the Company in this transaction and received a cash fee of $300 upon full cash exercise of the Private Placement Warrants, which was included in financing fees in the consolidated statement of shareholders’ equity, for the year ended December 31, 2021. As additional compensation, A.G.P. will receive a cash fee equal to $200 upon the cash exercise in full of the New Warrants.

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

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,745,801	$5.24	2.58		$-
Granted	14,437,250	1.25
Exercised	(50,000)	1.17		$	*
Forfeited	(75,000)	8.71
Outstanding at December 31, 2020	17,058,051	1.86	5.78		$-
Granted	6,530,969	2.07
Exercised	(14,267,250)	1.24			$-
Forfeited	(915,154)	5.00
Outstanding at December 31, 2021	8,406,616	$2.74	3.40		$-

*	represents amount less than $1,000

As of December 31, 2021, 8,378,302 warrants were exercisable with a weighted-average exercise price per share of $2.74.

Stock Options

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of our common stock than would otherwise occur. On January 1, 2022, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 2,903,016 shares. Under the 2016 Plan, effective as of January 1, 2022, the maximum number of shares of the Company’s common stock authorized for issuance is 10,495,679. As of December 31, 2021, there were 145,520 shares of common stock available for future grant under the 2016 Plan.

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3,519,769	$4.22	7.91	$-
Granted	2,650,666	1.46
Forfeited	(1,141,316)	3.17
Outstanding at December 31, 2020	5,029,119	3.00	7.96	-
Granted	1,293,500	1.64
Forfeited	(170,057)	3.43
Outstanding at December 31, 2021	6,152,562	$2.71	7.45	$-

The options granted during the years ended December 31, 2021 and 2020 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the year ended December 31,
	2021	2020
Expected term, in years	5.8	5.6
Expected volatility	106.24%	82.70%
Risk-free interest rate	0.77%	0.86%
Dividend yield	-	-

The grant date fair value for stock options issued during the years ended December 31, 2021 and 2020 were $1.32 and $1.83, respectively.

As of December 31, 2021, unamortized share-based compensation for stock options was $1,450, with a weighted-average recognition period of 1.00 years.

As of December 31, 2021, outstanding options to purchase 4,812,004 shares of common stock were exercisable with a weighted-average exercise price per share of $2.96.

For the years ended December 31, 2021 and 2020, the Company recorded $2,269 and $2,299, respectively, for share-based compensation expense related to stock options.

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

The Company recorded $867 and $476 as general and administrative expense in the accompanying consolidated statements of comprehensive loss for the years ended December 31, 2021 and 2020, respectively, in relation to the aggregate 927,266 restricted stock units issued to date to the executives and directors. As of December 31, 2021, 62,618 restricted stock units that vested during the year ended December 31, 2021 were not yet issued as common stock.

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Aggregate Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	185,589	$4.71
Granted	260,154	2.16
Vested	(107,818)	3.59
Nonvested at December 31, 2020	337,925	$3.10
Granted	426,000	1.71
Vested	(261,412)	2.42
Nonvested at December 31, 2021	502,513	$2.24

At December 31, 2021, unamortized stock compensation for restricted stock units was $749, with a weighted-average recognition period of 0.83 years.

Share-based Compensation

The following table sets forth total non-cash share-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit awards by operating statement classification for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Research and development	$575	$588
Sales and marketing	353	340
General and administrative	2,544	1,977
Total	$3,472	$2,905

Note 12 – Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company had deferred tax assets of approximately $27,200 and $22,300, respectively, against which a full valuation allowance of $27,200 and $22,300, respectively had been recorded. The change in the valuation allowance for the year ended December 31, 2021 was an increase of $4,900. The increase in the valuation allowance for the year ended December 31, 2021 was mainly attributable to increases in net operating losses and non-deductible share-based compensation, which resulted in an increase in the deferred tax assets with a corresponding valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards – Federal and state	$5,281	$3,371
Net operating loss carryforwards – Israel	19,354	16,323
Share-based compensation	1,732	1,268
Capitalized research and development	218	734
Accrued liabilities and reserves	831	743
Total deferred tax assets	27,416	22,439
Deferred tax liabilities:
Right of use asset	(158)	(132)
Other	(14)	(16)
Total deferred tax liabilities	(172)	(148)
Net deferred tax assets before valuation allowance	27,244	22,291
Valuation allowance	(27,244)	(22,291)
Net deferred tax assets after valuation allowance	$-	$-

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2021 and 2020 is as follows:

	For the Year Ended December 31,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	2.0	4.2
U.S. vs. foreign tax rate differential	0.9	1.5
Non-deductible expenses	(1.9)	(0.6)
Deferred tax asset adjustments	2.5	-
Change in valuation allowance	(24.5)	(26.1)
Effective tax rate	-%	-%

The Company had approximately $119,600 and $91,000 of gross net operating loss (“NOL”) carryforwards (federal, state and Israel) as of December 31, 2021 and 2020, respectively. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited.

A reconciliation of the Company’s NOLs for the years ended December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
U.S. Federal NOL’s	$18,420	$10,724
U.S. State NOL’s	17,009	9,314
Israel NOL’s	84,148	70,971
Total NOL’s	$119,577	$91,009

The Company’s federal and state NOLs of $3,300 and $17,000, respectively, begin to expire after 2036 through 2041. The Company’s federal NOL of $15,100, generated since 2018, and the Israel NOL of $84,100 do not expire. A check the box election for Israel was made and accepted by the IRS as of January 1, 2019. As such, approximately $27,700 of Israeli NOLs are available for use in the U.S and have an indefinite life.

The Company follows guidance on accounting for uncertainty in income taxes which prescribes a minimum threshold a tax position is required to meet before being recognized in the financial statements. The Company does not have any liabilities as of December 31, 2021 and 2020 to account for potential income tax exposure. The Company is obligated to file income tax returns in the U.S. federal jurisdiction, several U.S. States and Israel. Since the Company had losses in the past, all prior years that generated net operating loss carry-forwards are open and subject to audit examination in relation to the net operating loss generated from those years. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in the United States, the impact of which was not material.

Note 13 – Subsequent Events

On January 5, 2022, non-employee members of the Board of Directors were granted an aggregate of 489,167 shares of common stock at a price equal to $0.48 per share of common stock, as compensation, in lieu of $235 of cash compensation, for service as directors for 2022.

On February 10, 2022, the Company’s Compensation Committee approved the issuance of 1,570,000 options, in the aggregate, to executives and employees which vest over a three-year period on a quarterly basis to purchase shares of the Company’s common stock with an exercise price equal to $0.46 per share of common stock.

On February 10, 2022, the Company’s Compensation Committee approved the issuance of 365,000 restricted stock unit awards to executives which vest over a three-year period on a quarterly basis.

On February 10, 2022, the Company’s Compensation Committee approved the issuance of 250,000 options, in the aggregate, to non-employee directors which vest on the first anniversary of the date of grant to purchase shares of the Company’s common stock with an exercise price equal to $0.46 per share of common stock.

