Form 10-Q
period 2022-03-31
Motus GI Holdings, Inc.
filed 2022-05-12
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, 55,059,891 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Motus GI Holdings, Inc. and Subsidiaries

i

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021 (*)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,338	$22,563
Accounts receivable	18	109
Inventory	700	496
Prepaid expenses and other current assets	1,347	793
Total current assets	22,403	23,961

Fixed assets, net	1,366	1,428
Right-of-use assets	643	687
Other non-current assets	13	13
Total assets	$24,425	$26,089

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,992	$2,584
Operating lease liabilities - current	296	307
Other current liabilities	8	10
Current portion of long-term debt, net of unamortized debt discount of $274 and $271, respectively	1,083	431
Total current liabilities	3,379	3,332

Contingent royalty obligation	1,731	1,760
Operating lease liabilities - non-current	346	385
Convertible note, net of unamortized debt discount of $153 and $166, respectively	3,847	3,834
Long-term debt, net of unamortized debt discount of $268 and $317, respectively	6,515	7,121
Total liabilities	15,818	16,432

Commitments and contingent liabilities (Note 9)

Shareholders’ equity
Common stock $0.0001 par value; 115,000,000 shares authorized; 55,059,891 and 48,320,986 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	136,166	132,406
Accumulated deficit	(127,565)	(122,754)
Total shareholders’ equity	8,607	9,657
Total liabilities and shareholders’ equity	$24,425	$26,089

(*)	Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021

Revenue	$20	$51

Operating expenses:
Cost of revenue - sales	15	28
Cost of revenue - impairment of inventory	159	-
Research and development	1,275	1,345
Sales and marketing	983	676
General and administrative	2,114	2,444
Total costs and expenses	4,546	4,493
Operating loss	(4,526)	(4,442)

Gain (loss) on change in estimated fair value of contingent royalty obligation	29	(80)
Finance expense, net	(332)	(117)
Foreign currency gain (loss)	18	(10)

Net loss	$(4,811)	$(4,649)
Deemed dividends from warrant issuance	-	(6,145)
Net loss attributable to common shareholders	$(4,811)	$(10,794)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.09)	$(0.25)
Weighted average number of common shares outstanding, basic and diluted	51,794,258	42,230,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2022	48,320,986	$5	$132,406	$(122,754)	$9,657
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $111	5,975,292	1	3,004	-	3,005
Issuance of common shares upon vesting of restricted stock units	274,446	-	-	-	-
Issuance of common stock for board of directors’ compensation	489,167	-	235	-	235
Share based compensation	-	-	521	-	521
Net loss	-	-	-	(4,811)	(4,811)
Balance at March 31, 2022	55,059,891	$6	$136,166	$(127,565)	$8,607

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2021	32,272,309	$3	$115,008	$(103,721)	$11,290
Issuance of common shares upon vesting of restricted stock units	65,915	-	-	-	-
Issuance of common shares upon exercise of warrants, net of financing costs of $366	14,267,250	2	11,591	-	11,593
Issuance of common stock for board of directors’ compensation	173,554	-	272	-	272
Share based compensation	-	-	919	-	919
Net loss	-	-	-	(4,649)	(4,649)
Balance at March 31, 2021	46,779,028	$5	$127,790	$(108,370)	$19,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,811)	$(4,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	98
Amortization of debt issuance costs	59	2
(Gain) loss on change in estimated fair value of contingent royalty obligation	(29)	80
Share based compensation	521	919
Impairment of inventory	159	-
Issuance of common stock for board of directors’ compensation	57	55
Amortization on operating lease right-of-use asset	79	36
Changes in operating assets and liabilities:
Accounts receivable	91	(39)
Inventory	(376)	33
Prepaid expenses and other current assets	(378)	(687)
Accounts payable and accrued expenses	(658)	(296)
Operating lease liabilities - current and non-current	(82)	(38)
Other current and non-current liabilities	(2)	(56)
Net cash used in operating activities	(5,246)	(4,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1)	(139)
Net cash used in investing activities	(1)	(139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise and purchase of warrants	-	11,959
Proceeds from issuance of common shares pursuant to at-the-market issuance registered offering	3,116	-
Financing fees	(94)	(348)
Net cash provided by financing activities	3,022	11,611

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,225)	6,930
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,563	20,819
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,338	$27,749

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$244	$110

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued to settle accrued expenses for board of directors’ compensation	$-	$56
Common stock issued for prepaid board of directors’ compensation	$178	$162
Reclassification of prepaid expenses to fixed assets	$4	$75
Reclassification of inventory to fixed assets	$12	$2
Purchase of fixed assets in accounts payable and accrued expenses	$45	$16
Financing fees included in accounts payable and accrued expenses	$17	$18
Right-of-use asset obtained in exchange for lease obligation	$35	$-
Prepaid expenses resulting from right-of-use asset obtained	$3	$-

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

The Company has developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures. The Pure-Vu System has received a CE Mark in the EU for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. The Company received 510(k) clearance in February 2022 from the FDA for its Pure-Vu EVS System and recently commenced commercialization of this product. The Company does not expect to generate significant revenue from product sales until the COVID-19 pandemic has fully subsided and it further expands its commercialization efforts, which is subject to significant uncertainty.

Note 2 – Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2021 10-K filed with the SEC on March 29, 2022. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2021 balance sheet information was derived from the audited financial statements as of that date.

To date, the Company has generated minimal revenues, experienced negative operating cash flows and has incurred substantial operating losses from its activities. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through the issuance of debt or equity. While the full impact of the COVID-19 pandemic continues to evolve, the financial markets have been subject to significant volatility that adversely impacts the Company’s ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, mobility restraints, and changing priorities could also affect the Company’s ability to enter into key agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as certain medical services and supplies, have spiked, while demand for other goods and services have fallen. The future progression of the outbreak and its effects on the Company’s business and operations are uncertain. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. These disruptions may negatively impact the Company’s sales, its results of operations, financial condition, and liquidity in 2022.

The Company has financed its operations primarily through sales of equity-related securities. In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the three months ended March 31, 2022, we sold approximately 6.0 million shares of our common stock under this agreement, resulting in net cash proceeds of $3.0 million, after deducting issuance costs of $0.1 million.

Net cash used in operating activities for the three months ended March 31, 2022 was $5,246. For the three months ended March 31, 2022 the Company incurred a net loss of $4,811. As of March 31, 2022, the Company had cash and cash equivalents of $20,338.

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

Note 3 – Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, the Company had a full valuation allowance against its deferred tax assets.

For the three months ended March 31, 2022 and 2021, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2022 and 2021, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

New Accounting Pronouncements- Recently Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. ASU 2021-04 provides guidance on modifications or exchanges of freestanding equity-classified written call options that are not within the scope of another Topic. Entities should treat a modification of the terms or conditions, or an exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange, as an exchange of the original instrument for a new instrument. ASU 2021-04 provides further guidance on measuring the effect of such modifications or exchanges, and also provides guidance on the recognition of such modifications or exchanges on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The Company adopted this ASU on January 1, 2022, prospectively to modifications that occurred after the date of initial application. The adoption of this ASU did not result in a material impact to the condensed consolidated financial statements and disclosures.

Accounting Pronouncements- Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period, excluding smaller reporting companies. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within that reporting period, using either a full or modified retrospective approach. Since the Company is a smaller reporting company (“SRC”), implementation is not needed until after December 15, 2023. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial statements.

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered smaller reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s financial statements and disclosures.

Note 4 –Fair Value Measurements

Liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Contingent royalty obligation	$-	$-	$1,731	$1,731

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,760	$1,760

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

In estimating the fair value of the Company’s contingent royalty obligation (see Note 9), the Company used the discounted cash flow method as of March 31, 2022 and December 31, 2021. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of a contingent royalty obligation, during the three months ended March 31, 2022 was as follows:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2021	$1,760
Change in estimated fair value of contingent royalty obligation	(29)
Balance at March 31, 2022	$1,731

The contingent royalty obligation is re-measured at each balance sheet date using several assumptions, including the following: 1) estimated sales growth, 2) length of product cycle, 3) patent life, 4) discount rate (23% and 21% as of March 31, 2022 and December 31, 2021, respectively), and 5) rate of royalty payment (3% as of March 31, 2022 and December 31, 2021).

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a Level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by $138 and a 2% increase in the discount rate would decrease the liability by $125.

Note 5 – Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. For the three months ended March 31, 2022 and 2021, an inventory impairment of $159 and $0, respectively, was recorded.

Inventory at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$359	$569
Work-in-process	127	-
Finished goods	307	292
Inventory reserve	(93)	(365)
Inventory, net	$700	$496

Note 6 – Fixed assets, net

Fixed assets, summarized by major category, consist of the following for the years ended:

	March 31, 2022	December 31, 2021
Office equipment	$171	$171
Computers and software	306	305
Machinery	817	807
Lab and medical equipment	1,393	1,342
Leasehold improvements	193	193
Total	2,880	2,818
Less: accumulated depreciation and amortization	(1,514)	(1,390)
Fixed assets, net	$1,366	$1,428

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $124 and $98, respectively.

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

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Lease Cost
Operating lease cost, net of related party license fee	$39	$32
Variable lease cost	30	30
Total lease cost	$69	$62

	As of March 31,	As of December 31,
	2022	2021
Assets
Operating lease, right-of-use- asset	$643	$687
Liabilities
Current
Operating lease liabilities	$296	$307
Non-current
Operating lease liabilities, net of current portion	346	385
Total lease liabilities	$642	$692

Other information:
Weighted average remaining lease term - operating leases	2.28 years	2.49 years
Weighted-average discount rate - operating leases	7.40%	7.66%

The Company records operating lease payments to lease expense using the straight-line method. The Company’s lease expense was $69 and $62 for the three months ended March 31, 2022 and 2021, respectively, included in general and administrative expenses which is net of the related party license fee of $47 for each of the three months ended March 31, 2022 and 2021 (see Note 10).

Note 8 – Convertible Note and Long-Term Debt

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

The Company treated Tranche A, Tranche B and Tranche C, and the Warrant as three separate freestanding financial instruments with the proceeds received in connection with the transaction allocated amongst the instruments based on relative fair value. The proceeds received in connection with the transaction allocated amongst the instruments based on relative fair value resulted in $165 being allocated to the Warrant and a corresponding amount recorded as a debt discount to the Convertible Note and Long-term Debt. The Company recorded an aggregate debt discount of $845 related to the Loan, inclusive of the debt discount of $165 in connection to the Warrant, which will be amortized to interest expense over the term of each respective tranche using the effective interest method. The Company also paid $540 in cash for debt issuance costs. Additionally, per the Kreos Loan Agreement, with respect to the Long-term Debt, there is an advance payment of $274 that is recorded at a debt discount. The advance payment represents the last month’s payment in relation to the Long-term Debt. There is also an end of loan payment of $140 which is included on the balance sheet as a liability within the Long-term Debt and also within the total debt discount of $845 as of March 31, 2022 and December 31, 2021. Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2021, the Company identified that the current portion of long-term debt was incorrectly classified as non-current on the balance sheet as of December 31, 2021. Management evaluated this misstatement and concluded it was not material to the financial statements and therefore, the Company elected to correct the current portion of long-term debt as of December 31, 2021 in these condensed consolidated financial statements for comparative purposes.

For the three months ended March 31, 2022, interest expense for the Loan was as follows:

Contractual interest expense	$268
Amortization of debt issuance costs	59
Total interest expense	$327

Future principal payments under the Convertible Note as of March 31, 2022 are as follows:

Years Ending December 31,	Amount
2022	$-
2023	-
2024	-
2025	4,000
Total future principal payments	4,000
Less unamortized debt issuance costs	(153)
Total balance	$3,847

Future principal payments under the Long-term Debt as of March 31, 2022 are as follows:

Years Ending December 31,	Amount
2022	$702
2023	2,714
2024	2,983
2025	1,601
Total future principal payments	8,000
End of loan payments	140
Less unamortized debt issuance costs	(542)
Total term-debt balance	$7,598
Less current portion of long-term debt	(1,083)
Total long-term debt	$6,515

Note 9 – Commitments and Contingencies

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures. The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332. No amounts were received during the three months ended March 31, 2022 and 2021. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR interest to date in the amount of $1,422 and $1,419 as of March 31, 2022 and December 31, 2021, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion with a rate that is currently at 4% (which may be increased under certain circumstances). The Company may be obligated to pay up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense for the three months ended March 31, 2022 and 2021, and an immaterial liability as of March 31, 2022 and December 31, 2021.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets as of March 31, 2022 and December 31, 2021 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

*	Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of March 31, 2022.

**	Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Royalty Payment Rights Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of March 31, 2022.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 in the amount of $1,731 and $1,760, respectively. The Company recorded a gain on change in fair value of Contingent Royalty Obligation in the amount of $29 for the three months ended March 31, 2022 and a loss on change in fair value of Contingent Royalty Obligation in the amount of $80, for the three months ended March 31, 2021.

Manufacturing Component Purchase Obligations

The Company utilizes two outsourcing partners to manufacture its workstation and disposable portions of the Pure-Vu System, and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company. As of March 31, 2022, the Company expects to pay $237 under manufacturing-related supplier arrangements within the next year, substantially all of which is noncancelable.

Other Commitments and Contingencies

The Company has a severance contingency for severance payments to its CEO, COO, and CFO in the aggregate of $1,408, in the event that they are terminated without cause or leave due to good reason, as outlined in their employee agreements. Management estimates that the likelihood of payment is remote; therefore, no liability was reflected in these condensed consolidated financial statements.

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

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc. (OBIO), formerly a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. Pursuant to the Shared Space Agreement, the Company granted a license to OBIO for the use of portions of the office space not being used by the Company in the Company’s leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which previously covered approximately 35% of the Premises and was to expand incrementally to approximately 60 to 70% of the Premises by September 2024. During each of the three months ended March 31, 2022 and 2021, the Company recorded a license fee of $47 in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses.

As further described in note 12, effective May 1, 2022, the Company entered into an amendment to the Shared Space Agreement. Pursuant to the amendment, the area covered by the Shared Space Agreement was expanded to 95% of the premises and the aggregate license fees will generally range from approximately $212 to approximately $270 in any given calendar year during the term of the Shared Space Agreement until the termination of the lease in November 2024.

Note 11 – Share-based compensation

Issuance of Common Stock

On January 5, 2022, non-employee members of the Board of Directors were granted an aggregate of 489,167 shares of fully-vested common stock with a fair value of $0.48 per share of common stock, as compensation, in lieu of $235 of cash compensation, for service as directors for 2022. The Company recorded $57 in expense for director services during the three months ended March 31, 2022. The Company recorded $178 in prepaid expenses for director services as of March 31, 2022.

Issuance of Warrants to Purchase Common Stock

In February 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 120,000 shares of common stock of the Company. The warrants fully vested over a one-year period on a monthly basis and expire three years from the date of issuance and were exercisable at weighted average exercise price equal to $2.83 per share of common stock. In March 2022, the Company granted new warrants as a replacement to the vested warrants held by the service provider, for which all the share-based compensation expense had been recognized in prior fiscal periods. The issuance of new warrants concurrently with the cancellation of the existing warrants was treated as a modification. The Company agreed to issue replacement warrants to purchase 120,000 shares of common stock of the Company exercisable at a price equal to $0.50 per share of common stock. The replacement warrants immediately vested upon issuance and expire three years from the date of issuance. As a result, the Company recognized $26 of share-based compensation related to the incremental fair value which is equal to the excess of the fair value of the new stock options granted over the fair value of the original award on the cancellation date.

On January 20, 2021, the Company entered into a services agreement with a service provider whereby it agreed to issue warrants to purchase an aggregate 340,020 shares of common stock of the Company with an exercise price equal to $1.75 per share of common stock, which will vest over a one-year period on a monthly basis and will have an exercise period of three years from the date of issuance. The fair value of the warrants were valued on the date of grant at $355 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.19%; (2) expected life in years of 3.0; (3) expected stock volatility of 100.99%; and (4) expected dividend yield of 0%. The Company recorded $30 and $59 as general and administrative expense in the accompanying consolidated statement of comprehensive loss in relation to the consulting agreement for the three months ended March 31, 2022 and 2021, respectively.

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

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2021	8,406,616	$2.74	3.40	$-
Granted	120,000	0.50
Cancelled	(120,000)	2.83
Forfeited	(513,632)	5.18
Outstanding at March 31, 2022	7,892,984	$2.54	2.37	$-

As of March 31, 2022, 7,892,984 warrants were exercisable with a weighted-average exercise price per share of $2.54.

Stock Options

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of the Company’s common stock than would otherwise occur. On January 1, 2022, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 1,728,665 shares. Under the 2016 Plan, effective as of January 1, 2022, the maximum number of shares of the Company’s common stock authorized for issuance is 10,495,679. As of March 31, 2022, there were 299,952 shares of common stock available for future grant under the 2016 Plan.

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,152,562	$2.71	7.45	$-
Granted	1,895,000	0.46
Forfeited	(583)	0.98
Outstanding at March 31, 2022	8,046,979	$2.18	7.83	$-

The Company estimated the fair value of each stock option award using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term, in years	5.8	5.7
Expected volatility	99.37%	106.90%
Risk-free interest rate	2.00%	0.71%
Dividend yield	-	-

The grant date fair value for stock options issued during the three months ended March 31, 2022 and 2021 were $0.45 and $1.43, respectively.

As of March 31, 2022, unamortized share- based compensation for stock options was $1,819, with a weighted-average recognition period of 1.11 years.

As of March 31, 2022, outstanding options to purchase 5,130,498 shares of common stock were exercisable with a weighted-average exercise price per share of $2.90.

For the three months ended March 31, 2022 and 2021, the Company recorded $284 and $669, respectively, for share-based compensation expense related to stock options.

Restricted Stock Units

On February 10, 2022, the Company’s Compensation Committee approved the issuance of 365,000 restricted stock unit awards to executives which vest over a three-year period on a quarterly basis.

The Company recorded $181 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three months ended March 31, 2022. As of December 31, 2021, there were 62,615 vested and unissued restricted stock units. These restricted stock units were issued as common stock during the three months ended March 31, 2022.

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	502,513	$2.24
Granted	365,000	0.45
Vested	(211,831)	2.07
Nonvested at March 31, 2022	655,682	$1.30

As of March 31, 2022, unamortized stock compensation for restricted stock units was $734, with a weighted-average recognition period of 0.93 years.

Share-based Compensation

The following table sets forth total non-cash share-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit awards by operating statement classification for the three months ended March 31, 2022 and 2021:

	Three Months ended March 31,
	2022	2021
Research and development	$97	$134
Sales and marketing	58	117
General and administrative	366	668
Total	$521	$919

Note 12 – Subsequent Events

As described in Note 10, effective May 1, 2022, the Company entered into an amendment to the Shared Space Agreement with OBIO, formerly a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer.

Pursuant to the amendment, the area covered by the Shared Space Agreement was expanded to 95% of the Premises and the aggregate license fees will generally range from approximately $212 to approximately $270 in any given calendar year during the term of the Shared Space Agreement until the termination of the lease in November 2024.

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

Overview

We have developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures. The Pure-Vu System is also CE marked in the European Economic Area (EEA) for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. Challenges exist for inpatient colonoscopy and endoscopy, particularly for patients who are elderly, with comorbidities, or active bleeds, where the ability to visualize, diagnose and treat is often compromised due to debris, including fecal matter, blood, or blood clots. We believe this is especially true in high acuity patients, like GI bleeding where the existence of blood and blood clots can impair a physician’s view and removing them can be critical in allowing a physician the ability to identify and treat the source of bleeding on a timely basis. We believe use of the Pure-Vu System may lead to positive outcomes and lower costs for hospitals by safely and quickly improving visualization of the colon and upper GI tract, potentially enabling effective diagnosis and treatment without delay. In multiple clinical studies to date, involving the treatment of challenging inpatient and outpatient cases, the Pure-Vu System has consistently helped achieve adequate bowel cleanliness rates greater than 95% following a reduced prep regimen. We also believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we believe that during 2021 approximately 1.5 million inpatient colonoscopy procedures were performed in the U.S. and approximately 4.8 million worldwide. Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System has been assigned an ICD-10 code in the US. The system does not currently have unique codes with any private or governmental third-party payors in any other country or for any other use; however, we intend to pursue reimbursement activities in the future, particularly in the outpatient colonoscopy market. We received 510(k) clearance in February 2022 from the FDA for our Pure-Vu EVS System and recently commenced commercialization of this product. We do not expect to generate significant revenue from product sales until the COVID-19 pandemic has fully subsided and we further expand our commercialization efforts, which is subject to significant uncertainty.

Recent Developments

On April 21, 2022, the Company announced that it had completed enrollment in the European Union Feasibility Study of the Pure-Vu System, which is evaluating the clinical outcomes in patients with a history of poor bowel preparation using both a low volume preparation with limited diet restrictions and the Pure-Vu System.   A poster featuring topline data from this European Union Feasibility Study has been selected to be presented at Digestive Disease Week® in May 2022, the world’s premier meeting for physicians, researchers, and industry in the fields of gastroenterology, hepatology, endoscopy, and gastrointestinal surgery.

Financial Operations Overview

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $4.8 million for the three months ended March 31, 2022, and we expect to continue to incur net operating losses for the foreseeable future. As of March 31, 2022, we had $20.3 million in cash and cash equivalents and an accumulated deficit of $127.6 million. We expect our expenses to increase in connection with our ongoing activities to commercialize and market the Pure-Vu System, including additional expenditures in sales and marketing personnel, clinical affairs and manufacturing. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Furthermore, the extent of the impact and effects of the outbreak of the coronavirus COVID-19 on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, production delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for our Pure-Vu system is impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue to expand our commercial launch. We expect our expenses will increase in connection with our ongoing activities, as we:

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in Note 3 to the consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2022, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgement and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

Revenue

As of March 31, 2022, our initial commercial launch of the recently FDA-cleared Pure-Vu EVS System has generated limited revenue. We expect to generate greater revenue from product sales as we expand our commercialization efforts; however, this is subject to significant uncertainty.

Revenue totaled $20.0 thousand for the three months ended March 31, 2022, compared to $51.0 thousand for the three months ended March 31, 2021. The decrease of $31.0 thousand was primarily attributable to the impact in hospitals of the Omicron Covid-19 variant early in the first quarter, and the controlled phase-out of the Pure-Vu Gen 2 System ahead of the EVS launch later in the quarter, which received FDA clearance during the first quarter.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2022 totaled $174.0 thousand, compared to $28.0 thousand for the three months ended March 31, 2021. The increase of $146.0 thousand was primarily attributable to the cost of our system disposable evaluation and commercial units in the amount of $15.0 thousand, and the additional impairment of the remaining inventory of our second generation systems in the amount of $159.0 thousand.

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

Research and development expenses totaled $1.3 million for the three months ended March 31, 2022 compared to $1.3 million for the three months ended March 31, 2021.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the Pure-Vu System.

Sales and marketing expenses for the three months ended March 31, 2022 totaled $1.0 million, compared to $0.7 million for the three months ended March 31, 2021. The increase of $0.3 million was primarily attributable to increases of $0.3 million in salaries and other personnel related cost to support our commercialization efforts of the Pure-Vu EVS System.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the three months ended March 31, 2022 totaled $2.1 million, compared to $2.4 million for the three months ended March 31, 2021. The decrease of $0.3 million was primarily attributable to decreases of $0.1 million in professional services and $0.3 million share-based compensation, partially offset by increases in salaries and other personnel related costs of $0.1 million.

Other Income and Expenses

Other expense, net for the three months ended March 31, 2022 totaled $0.3 million compared to other expense, net of $0.2 million for the three months ended March 31, 2021. The increase of $0.1 million in other expenses, net was primarily attributable to an increase of $0.2 million in finance expense and a decrease of $0.1 million from the gain on the change in estimated fair value of contingent royalty obligation.

Liquidity and Capital Resources

To date, we have generated minimal revenues, experienced negative operating cash flows and have incurred substantial operating losses from our activities. We expect operating costs will increase significantly as we incur costs associated with commercialization activities related to the Pure-Vu System. We expect to continue to fund our operations primarily through utilization of our current financial resources, future product sales, and through the issuance of debt or equity. As of March 31, 2022, our accumulated deficit was $127.6 million. Such conditions raise substantial doubts about our ability to continue as a going concern.

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the three months ended March 31, 2022, we sold approximately 6.0 million shares of our common stock under this agreement, resulting in net cash proceeds of $3.0 million, after deducting issuance costs of $0.1 million.

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

While expected to be temporary, these disruptions will negatively impact our sales, results of operations, financial condition, and liquidity in 2022.

Our ability to continue as a going concern for the next twelve months from the issuance of our Annual Report on Form 10K, depends on our ability to execute our business plan, increase revenue and reduce expenditures. As of March 31, 2022, we had cash and cash equivalents of $20.3 million and an accumulated deficit of $127.6 million. Based on our current business plan, we believe our cash and cash equivalents as of March 31, 2022 will be sufficient to meet our anticipated cash requirements into the first quarter of 2023. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

As of March 31, 2022, we had total current assets of $22.4 million and total current liabilities of $3.4 million resulting in working capital of $19.0 million. Net cash used in operating activities for the three months ended March 31, 2022 was $5.2 million, which includes a net loss of $4.8 million, offset by non-cash expenses principally related to share based compensation expense of $0.5 million, depreciation and amortization of $0.1 million, amortization of debt issuance costs of $0.1 million, issuance of common stock for board of directors’ compensation of $0.1 million, amortization on operating lease right-of- use asset of $0.1 million and inventory impairment of $0.2 million, offset by changes in net working capital items principally related to the increase in prepaid expenses and other current assets of $0.4 million, the increase in accounts payable and accrued expenses of $0.7 million, and an increase in inventory of $0.4 million.

Net cash used in investing activities for the three months ended March 31, 2022 totaled $1.0 thousand related to the purchase of fixed assets of $1.0 thousand.

Net cash provided by financing activities for the three months ended March 31, 2022 totaled $3.0 million related to proceeds from issuance of common shares pursuant to at-the-market issuance registered offering of $3.1 million, offset by financing fees related to the at the market offering of $0.1 million.

As of March 31, 2022, we had cash and cash equivalents of $20.3 million. We will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Furthermore, the extent of the impact and effects of the outbreak of the coronavirus COVID-19 on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, production delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for our Pure-Vu system is impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

On July 16, 2021 (the “Effective Date”), we entered into a loan facility (the “Kreos Loan Agreement”) with Kreos Capital VI (Expert Fund) LP (the “Lender”). Under the Kreos Loan Agreement, Lender will provide us with access to term loans in an aggregate principal amount of up to $12.0 million. We drew $9.0 million of term loans pursuant to the Kreos Loan Agreement on the Effective Date, and applied $8.2 million of the proceeds, inclusive of a negotiated prepayment premium of approximately $0.2 million, to repay in full all amounts outstanding under, and discharge all obligations in respect of our prior Loan and Security Agreement, entered into in December 2019, as was amended from time to time, (the “SVB Loan Agreement”) with Silicon Valley Bank. As a result, the SVB Loan Agreement, together with all documents and agreements executed in connection therewith, including certain liquidity covenants, have terminated and all liens associated therewith have been released as of the Effective Date. We intend to use the remaining proceeds of the Kreos Loan Agreement to enhance our product development and commercial growth plans, and for general corporate purposes. In the fourth quarter of 2021, we drew down the full $3.0 million aggregate principal amount of Tranche C.

Shelf Registration Statement

On March 16, 2021, we filed a shelf registration statement (File No. 333-254343) with the Securities and Exchange Commission (the “2021 Shelf Registration Statement”), which was declared effective on March 26, 2021, that allows us to offer, issue and sell up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of March 31, 2022, we have not sold any securities under the 2021 Shelf Registration Statement, except as described below.

The 2021 Shelf Registration Statement includes a prospectus registering an at-the-market offering program pursuant to an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), entered into in March 2021, under which Oppenheimer may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $25.0 million, subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period (approximately $8.8 million beginning effective as of March 29, 2022, the date of filing of our most recent Annual Report on Form 10-K) unless our public float is at least $75 million. If our public float meets or exceeds $75.0 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

During the quarter ended March 31, 2022, we sold approximately 6.0 million shares of our common stock pursuant to the above-described Equity Distribution Agreement, resulting in net cash proceeds of $3.0 million, after deducting issuance costs of $0.1 million. To date, we have sold an aggregate of approximately 7.2 million shares of our common stock pursuant to the Equity Distribution Agreement, resulting in net cash proceeds of $4.8 million, after deducting issuance costs of $0.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, for the year ended December 31, 2021 may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Form 10-Q, or such period as described below, we issued the following unregistered securities:

On March 1, 2022, we entered into a services agreement renewal with a service provider, pursuant to which we (a) cancelled outstanding warrants, each held by the service provider and certain of its affiliates, to purchase 120,000 shares of our common stock in the aggregate and (b) issued warrants to the service provider and certain of its affiliates to purchase 120,000 shares of our common stock in the aggregate, with an exercise price of $0.50 per share (the “March 2022 Consultant Warrants”). The March 2022 Consultant Warrants have a three (3) year term. The March 2022 Consultant Warrants were issued on substantially the same form as our Form of November 2018 Consultant Warrant, filed as Exhibit 4.4 of our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018, and incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).					X

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Motus GI Holdings, Inc. (Registrant)

Date: May 12, 2022	By:	/s/ Timothy P. Moran
	Name:	Timothy P. Moran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

