Form 10-Q
period 2022-06-30
Motus GI Holdings, Inc.
filed 2022-08-11
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 08, 2022, 2,996,837 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Motus GI Holdings, Inc. and Subsidiaries

i

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021 (*)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,757	$22,563
Accounts receivable	81	109
Inventory	1,038	496
Prepaid expenses and other current assets	1,317	793
Total current assets	18,193	23,961

Fixed assets, net	1,329	1,428
Right-of-use assets	547	687
Other non-current assets	13	13
Total assets	$20,082	$26,089

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,212	$2,584
Operating lease liabilities - current	266	307
Other current liabilities	18	10
Current portion of long-term debt, net of unamortized debt discount of $270 and $271, respectively	1,757	431
Total current liabilities	4,253	3,332

Contingent royalty obligation	1,823	1,760
Operating lease liabilities - non-current	280	385
Convertible note, net of unamortized debt discount of $138 and $166, respectively	3,862	3,834
Long-term debt, net of unamortized debt discount of $221 and $317, respectively	5,892	7,121
Total liabilities	16,110	16,432

Commitments and contingent liabilities (Note 9)

Shareholders’ equity
Common stock $0.0001 par value; 5,750,000 shares authorized; 2,765,259 and 2,416,021 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	136,677	132,411
Accumulated deficit	(132,705)	(122,754)
Total shareholders’ equity	3,972	9,657
Total liabilities and shareholders’ equity	$20,082	$26,089

(*)	Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Reflects the retrospective application of the 1-for-20 reverse stock split effective July 25, 2022, see Note 3)

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$185	$100	$205	$151

Operating expenses:
Cost of revenue - sales	68	42	83	70
Cost of revenue - impairment of inventory	-	-	159	-
Research and development	1,413	1,508	2,688	2,853
Sales and marketing	1,222	795	2,205	1,471
General and administrative	2,075	2,345	4,189	4,789
Total costs and expenses	4,778	4,690	9,324	9,183
Operating loss	(4,593)	(4,590)	(9,119)	(9,032)

Loss on change in estimated fair value of contingent royalty obligation	(92)	(37)	(63)	(117)
Finance expense, net	(359)	(117)	(691)	(234)
Foreign currency loss	(96)	2	(78)	(8)

Net loss	(5,140)	(4,742)	(9,951)	(9,391)
Deemed dividends from warrant issuance	-	-	-	(6,145)
Net loss attributable to common shareholders	$(5,140)	$(4,742)	$(9,951)	$(15,536)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(1.86)	$(1.99)	$(3.72)	$(6.83)
Weighted average number of common shares outstanding, basic and diluted	2,758,457	2,386,633	2,674,536	2,274,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Reflects the retrospective application of the 1-for-20 reverse stock split effective July 25, 2022, see Note 3)

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2022	2,416,021	$-	$132,411	$(122,754)	$9,657
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $111	298,761	-	3,004	-	3,004
Issuance of common shares upon vesting of restricted stock units	13,721	-	-	-	-
Issuance of common stock for board of directors’ compensation	24,458	-	235	-	235
Share-based compensation	-	-	521	-	521
Net loss	-	-	-	(4,811)	(4,811)
Balance at March 31, 2022	2,752,961	$-	$136,171	$(127,565)	$8,606
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $5	8,124	-	45	-	45
Issuance of common shares upon vesting of restricted stock units	4,174	-	-	-	-
Share-based compensation	-	-	461	-	461
Net loss	-	-	-	(5,140)	(5,140)
Balance at June 30, 2022	2,765,259	$-	$136,677	$(132,705)	$3,972

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2021	1,613,591	$-	$115,011	$(103,721)	$11,290
Issuance of common shares upon vesting of restricted stock units	3,295	-	-	-	-
Issuance of common shares upon exercise of warrants, net of financing costs of $366	713,362	-	11,593	-	11,593
Issuance of common stock for board of directors’ compensation	8,677	-	272	-	272
Share-based compensation	-	-	919	-	919
Net loss	-	-	-	(4,649)	(4,649)
Balance at March 31, 2021	2,338,925	$-	$127,795	$(108,370)	$19,425
Issuance of common shares, net of issuance costs of $74	67,043	-	1,826	-	1,826
Issuance of common shares upon vesting of restricted stock units	2,654	-	-	-	-
Issuance of common stock for board of directors’ compensation	910	-	19	-	19
Issuance of common stock to consultants	2,500	-	53	-	53
Share-based compensation	-	-	1,010	-	1,010
Net loss	-	-	-	(4,742)	(4,742)
Balance at June 30, 2021	2,412,032	$-	$130,703	$(113,112)	$17,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Reflects the retrospective application of the 1-for-20 reverse stock split effective July 25, 2022, see Note 3)

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,951)	$(9,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	200
Amortization of debt issuance costs	125	4
Loss on change in estimated fair value of contingent royalty obligation	63	117
Share-based compensation	982	1,929
Impairment of inventory	159	-
Impairment of fixed assets	36	-
Issuance of common stock for board of directors’ compensation	118	114
Issuance of common stock for consultants	-	53
Amortization of operating lease right-of-use asset	175	54
Changes in operating assets and liabilities:
Accounts receivable	28	(38)
Inventory	(764)	43
Prepaid expenses and other current assets	(407)	(366)
Accounts payable and accrued expenses	(459)	(204)
Operating lease liabilities - current and non-current	(177)	(57)
Other current and non-current liabilities	8	(53)
Net cash used in operating activities	(9,811)	(7,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(49)	(269)
Net cash used in investing activities	(49)	(269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise and purchase of warrants	-	11,959
Proceeds from issuance of common shares	-	1,901
Proceeds from issuance of common shares pursuant to at-the-market issuance registered offering	3,165	-
Financing fees	(111)	(436)
Net cash provided by financing activities	3,054	13,424

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,806)	5,560
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,563	20,819
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,757	$26,379

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$511	$222

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued to settle accrued expenses for board of directors’ compensation	$-	$56
Common stock issued for prepaid board of directors’ compensation	$117	$121
Reclassification of prepaid expenses to fixed assets	$4	$75
Reclassification of inventory to fixed assets	$62	$56
Purchase of fixed assets in accounts payable and accrued expenses	$75	$73
Financing fees included in accounts payable and accrued expenses	$5	$4
Right-of-use asset obtained in exchange for lease obligation	$34	$-
Prepaid expenses resulting from right-of-use asset obtained	$3	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Reflects the retrospective application of the 1-for-20 reverse stock split effective July 25, 2022, see Note 3)

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

The Company has financed its operations primarily through sales of equity-related securities. In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the six months ended June 30, 2022, we sold approximately 0.3 million shares of common stock, resulting in net cash proceeds of $3.0 million, after deducting issuance costs of $0.1 million.

Net cash used in operating activities for the six months ended June 30, 2022 was $9,811. For the six months ended June 30, 2022, the Company incurred a net loss of $9,951. As of June 30, 2022, the Company had cash and cash equivalents of $15,757.

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

Note 3 – Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2022 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

Reverse Stock Split

On July 25, 2022, the Company effected a reverse stock split of its issued and outstanding common stock, par value $0.0001 per share, at a ratio of 1-for-20 (the “2022 Reverse Stock Split”). Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

No fractional shares were issued in connection with the 2022 Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of common stock instead receive a proportional cash payment.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these condensed consolidated financial statements have been adjusted, on a retroactive basis, to reflect the 2022 Reverse Stock Split.

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company had a full valuation allowance against its deferred tax assets.

For the three and six months ended June 30, 2022 and 2021, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2022 and 2021, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

Accounting Pronouncements- Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, using either a full or modified retrospective approach. The Company is currently evaluating the impact of the provisions of this guidance on our consolidated financial statements.

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for the Company to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s financial statements and disclosures.

Note 4 –Fair Value Measurements

Liabilities measured and recorded at fair value on a recurring basis consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Contingent royalty obligation	$-	$-	$1,823	$1,823

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,760	$1,760

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

In estimating the fair value of the Company’s contingent royalty obligation (see Note 9), the Company used the discounted cash flow method as of June 30, 2022 and December 31, 2021. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of a contingent royalty obligation, during the six months ended June 30, 2022 was as follows:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2021	$1,760
Change in estimated fair value of contingent royalty obligation	63
Balance at June 30, 2022	$1,823

The contingent royalty obligation is re-measured at each balance sheet date using several assumptions, including the following: 1) estimated sales growth, 2) length of product cycle, 3) patent life, 4) discount rate (23% and 21% as of June 30, 2022 and December 31, 2021, respectively), and 5) rate of royalty payment (3% as of June 30, 2022 and December 31, 2021).

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a Level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by $137 and a 2% increase in the discount rate would decrease the liability by $125.

Note 5 – Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. For the three and six months ended June 30, 2022, an inventory impairment of $0 and $159, respectively, was recorded. There were no inventory write-down charges for the three and six months ended June 30, 2021.

Inventory at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$350	$569
Work-in-process	68	-
Finished goods	670	292
Inventory reserve	(50)	(365)
Inventory, net	$1,038	$496

Note 6 – Fixed assets, net

Fixed assets, summarized by major category, consist of the following for the years ended:

	June 30, 2022	December 31, 2021
Office equipment	$171	$171
Computers and software	315	305
Machinery	871	807
Lab and medical equipment	1,403	1,342
Leasehold improvements	195	193
Total	2,955	2,818
Less: accumulated depreciation and amortization	(1,626)	(1,390)
Fixed assets, net	$1,329	$1,428

Depreciation and amortization expense for the three and six months ended June 30, 2022 was $129 and $253, respectively. The Company incurred a loss on the impairment of fixed assets in the amount of $36 for the three and six months ended June 30, 2022. Depreciation and amortization expense for the three and six months ended June 30, 2021 was $102 and $200, respectively.

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

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Lease Cost
Operating lease cost, net of related party license fee	$23	$32	$62	$64
Variable lease cost	30	30	60	60
Total lease cost	$53	$62	$122	$124

	As of June 30,	As of December 31,
	2022	2021
Assets
Operating lease, right-of-use-asset	$547	$687
Liabilities
Current
Operating lease liabilities	$266	$307
Non-current
Operating lease liabilities, net of current portion	280	385
Total lease liabilities	$546	$692

Other information:
Weighted average remaining lease term - operating leases	2.09 years	2.49 years
Weighted-average discount rate - operating leases	7.44%	7.66%

The Company records operating lease payments to lease expense using the straight-line method. The Company’s lease expense was $53 and $122 for the three and six months ended June 30, 2022, respectively, included in general and administrative expenses which is net of the related party license fee of $60 and $107 for the three and six months ended June 30, 2022, respectively (see Note 10). The Company’s lease expense was $62 and $124 for the three and six months ended June 30, 2021, included in general and administrative expenses which is net of the related party license fee of $47 and $94 for the three and six months ended June 30, 2021, respectively.

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

The Convertible Note requires forty-eight monthly interest only payments at 7.75% per annum commencing after the Effective Date and thereafter full payment of the then outstanding principal balance of the Convertible Note on July 1, 2025. The Kreos Loan Agreement contains features that would permit the Lender to convert all or any portion of the outstanding principal balance of the Convertible Note at any time, pursuant to which the converted part of the Convertible Note will be converted into that number of shares of common stock of the Company to be issued to the Lender at a price per share equal to the conversion price, of $28 per share. Following the conversion of any portion of the outstanding principal balance of the Convertible Note, the principal balance of the Convertible Note remaining outstanding shall continue to bear interest at 7.75% per annum. The Tranche B loan requires interest only monthly payments commencing on the Effective Date until September 30, 2022 and, thereafter, thirty-three monthly payments of principal and interest accrued thereon until June 1, 2025. The Tranche C loan requires interest only monthly payments commencing on the on the date of the draw down until September 30, 2022 and, thereafter, thirty-two monthly payments of principal and interest accrued thereon until June 1, 2025. Notwithstanding the foregoing, in the event the Company completes a capital raise of a minimum of $20,000 prior to September 30, 2022, the repayment terms of the Tranche B and Tranche C loans shall automatically be amended so that the interest only period will be extended to June 30, 2023, and, thereafter, the Company shall pay twenty-four monthly payments of principal and interest accrued thereon until June 1, 2025. Interest on the Tranche B and Tranche C loans accrues at 9.5% per annum.

In connection with the Kreos Loan Agreement, the Company also issued to the Lender a warrant (“Warrant”), dated July 16, 2021, to purchase up to 9,547 shares of the Company’s common stock, at an exercise price of $20.948 per share, payable in cash or on a cashless basis according to the formula set forth in the Warrant. The exercise price of the Warrant and the number of shares issuable upon exercise of the Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Warrant is exercisable until the date that is ten years after the date of issuance. The Company concluded that the Warrant is indexed to its own stock and, accordingly is classified as equity. See note 11 for further discussion of the Warrant.

The Company treated Tranche A, Tranche B and Tranche C, and the Warrant as three separate freestanding financial instruments with the proceeds received in connection with the transaction allocated amongst the instruments based on relative fair value. The proceeds received in connection with the transaction allocated amongst the instruments based on relative fair value resulted in $165 being allocated to the Warrant and a corresponding amount recorded as a debt discount to the Convertible Note and Long-term Debt. The Company recorded an aggregate debt discount of $845 related to the Loan, inclusive of the debt discount of $165 in connection to the Warrant, which will be amortized to interest expense over the term of each respective tranche using the effective interest method. The Company also paid $540 in cash for debt issuance costs. Additionally, per the Kreos Loan Agreement, with respect to the Long-term Debt, there is an advance payment of $274 that is recorded at a debt discount. The advance payment represents the last month’s payment in relation to the Long-term Debt. There is also an end of loan payment of $140 which is included on the balance sheet as a liability within the Long-term Debt and also within the total debt discount of $845 as of June 30, 2022 and December 31, 2021. Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2021, the Company identified that the current portion of long-term debt was incorrectly classified as non-current on the balance sheet as of December 31, 2021. Management evaluated this misstatement and concluded it was not material to the financial statements and therefore, the Company elected to correct the current portion of long-term debt as of December 31, 2021 in these condensed consolidated financial statements for comparative purposes.

For the six months, ended June 30, 2022, interest expense for the Loan was as follows:

Contractual interest expense	$535
Amortization of debt issuance costs	125
Total interest expense	$660

For the three months, ended June 30, 2022, interest expense for the Loan was as follows:

Contractual interest expense	$291
Amortization of debt issuance costs	65
Total interest expense	$356

Future principal payments under the Convertible Note as of June 30, 2022 are as follows:

Years Ending December 31,	Amount
2022	$-
2023	-
2024	-
2025	4,000
Total future principal payments	4,000
Less unamortized debt issuance costs	(138)
Total balance	$3,862

Future principal payments under the Long-term Debt as of June 30, 2022 are as follows:

Years Ending December 31,	Amount
2022	$702
2023	2,714
2024	2,983
2025	1,601
Total future principal payments	8,000
End of loan payments	140
Less unamortized debt issuance costs	(491)
Total term-debt balance	$7,649
Less current portion of long-term debt	(1,757)
Total long-term debt	$5,892

Note 9 – Commitments and Contingencies

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures. The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332. No amounts were received during the six months ended June 30, 2022 and 2021. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR interest to date in the amount of $1,424 and $1,419 as of June 30, 2022 and December 31, 2021, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion with a rate that is currently at 4% (which may be increased under certain circumstances). The Company may be obligated to pay up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense for the six months ended June 30, 2022 and 2021, and an immaterial liability as of June 30, 2022 and December 31, 2021.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

*	Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of June 30, 2022.

**	Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Royalty Payment Rights Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of June 30, 2022.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021 in the amount of $1,823 and $1,760, respectively. The Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $92 and $63 for the three and six months ended June 30, 2022 and a loss on change in fair value of Contingent Royalty Obligation in the amount of $37 and $117 for the three and six months ended June 30, 2021.

Manufacturing Component Purchase Obligations

The Company utilizes two outsourcing partners to manufacture its workstation and disposable portions of the Pure-Vu System, and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company. As of June 30, 2022, the Company expects to pay $285 under manufacturing-related supplier arrangements within the next year, substantially all of which is noncancelable.

Other Commitments and Contingencies

The Company has a severance contingency for severance payments to its CEO, COO, and CFO in the aggregate of $1,428, in the event that they are terminated without cause or leave due to good reason, as outlined in their employee agreements. Management estimates that the likelihood of payment is remote; therefore, no liability was reflected in these condensed consolidated financial statements.

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc. (OBIO), formerly a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. Pursuant to the Shared Space Agreement, the Company granted a license to OBIO for the use of portions of the office space not being used by the Company in the Company’s leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which previously covered approximately 35% of the Premises and was to expand incrementally to approximately 60 to 70% of the Premises by September 2024. In May 2022, the Company entered into an amendment to the Shared Space Agreement. Pursuant to the amendment, the area covered by the Shared Space Agreement was expanded to 95% of the premises and the aggregate license fees will generally range from approximately $212 to approximately $270 in any given calendar year during the term of the Shared Space Agreement until the termination of the lease in November 2024. During the three and six months ended June 30, 2022, the Company recorded a license fee of $60 and $107 in relation to the Shared Space Agreement. During the three and six months ended June 30, 2021, the Company recorded license fee of $47 and $94, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses.

Note 11 – Share-based compensation

Issuance of Common Stock

On January 5, 2022, non-employee members of the Board of Directors were granted an aggregate of 24,458 shares of fully-vested common stock with a fair value of $9.60 per share of common stock, as compensation, in lieu of $235 of cash compensation, for service as directors for 2022. The Company recorded $61 and $118 in expense for director services during the three and six months ended June 30, 2022, respectively. The Company recorded $117 in prepaid expenses for director services as of June 30, 2022.

Issuance of Warrants to Purchase Common Stock

In February 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 6,000 shares of common stock of the Company. The warrants fully vested over a one-year period on a monthly basis and expire three years from the date of issuance and were exercisable at weighted average exercise price equal to $56.60 per share of common stock. In March 2022, the Company granted new warrants as a replacement to the vested warrants held by the service provider, for which all the share-based compensation expense had been recognized in prior fiscal periods. The issuance of new warrants concurrently with the cancellation of the existing warrants was treated as a modification. The Company agreed to issue replacement warrants to purchase 6,000 shares of common stock of the Company exercisable at a price equal to $10 per share of common stock. The replacement warrants immediately vested upon issuance and expire three years from the date of issuance. As a result, the Company recognized $26 of share-based compensation for the six months ended June 30, 2022, related to the incremental fair value which is equal to the excess of the fair value of the new stock options granted over the fair value of the original award on the cancellation date.

On January 20, 2021, the Company entered into a services agreement with a service provider whereby it agreed to issue warrants to purchase an aggregate 17,001 shares of common stock of the Company with an exercise price equal to $35 per share of common stock, which will vest over a one-year period on a monthly basis and will have an exercise period of three years from the date of issuance. The fair value of the warrants were valued on the date of grant at $355 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.19%; (2) expected life in years of 3.0; (3) expected stock volatility of 100.99%; and (4) expected dividend yield of 0%. The Company recorded $0 and $30 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss in relation to the consulting agreement for the three and six months ended June 30, 2022, respectively. The Company recorded $89 and $148 as general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss in relation to the consulting agreement for the three and six months ended June 30, 2021, respectively.

On August 28, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) under which it sold and issued to an institutional investor (the “Holder”), in a registered direct offering, an aggregate of 160,000 shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”), and pre-funded warrants to purchase an aggregate of 276,681 shares of Common Stock (the “Pre-Funded Warrants”) at an exercise price of $0.02 per share. During the six months ended June 30, 2021, the Pre-Funded Warrants for 276,681 shares of common stock were exercised which resulted in aggregate proceeds of $6.

Pursuant to the Securities Purchase Agreement, as described above, in a concurrent private placement, the Company also agreed to issue to the purchaser warrants to purchase up to 436,681 shares of Common Stock (the “Private Placement Warrants”). These warrants were immediately exercisable at an exercise price of $26 per share and expire on the fifth anniversary of the date of issuance. On January 27, 2021, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the Holder, at which time 400,000 of the Private Placement Warrants remained outstanding, due to the prior exercise of 36,681 of the Private Placement Warrants on January 22, 2021. Pursuant to the Exercise Agreement, the Holder agreed to exercise the remaining outstanding 400,000 Private Placement Warrants. In consideration of the exercise, the Company agreed to sell to the Holder, new warrants (the “New Warrants”) to purchase 0.75 shares of Common Stock for each share of Common Stock issued upon such exercise of the remaining 400,000 Private Placement Warrants pursuant to the Exercise Agreement, or an aggregate of 300,000 New Warrants. In addition, the Holder paid a cash payment of $2 for each New Warrant issued to the Holder, for an aggregate of $600,000 to the Company. The Company received aggregate gross proceeds before expenses of approximately $11,000 from the exercise of all of the remaining 400,000 outstanding Private Placement Warrants held by the Holder and the payment of the purchase price for the New Warrants. The terms of the New Warrants are substantially similar to those of the Private Placement Warrants, except that the New Warrants will have an exercise price of $42.40, will be immediately exercisable and will expire five years from the date of the Exercise Agreement. The aggregate of 300,000 New Warrants were issued in four tranches during the first quarter of 2021 as the 400,000 Private Placement Warrants were exercised. The fair values of the 300,000 New Warrants were valued on the date of grant of each tranche and totaled in aggregate of $6,745 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rates with a range of 0.41%-0.57%.; (2) expected life in years with a range of 4.95-5.00; (3) expected stock volatilities with a range of 103.00%-103.23%; and (4) expected dividend yields of 0%. The Company recognized the excess fair value of the New Warrants above the aggregate purchase price as a deemed dividend of $6,145 for the six months ended June 30, 2021. However, as the Company is in an accumulated deficit position as of the issuance dates, the resulting deemed dividend was recorded as a reduction of additional paid-in capital, however the deemed divided was included in net loss attributable to common shareholders in the calculation of loss per share.

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

In connection with the Kreos Loan Agreement as described in Note 8, the Company issued to the Lender a Warrant, dated July 16, 2021, to purchase up to 9,547 shares of the Company’s common stock. The Warrant is immediately exercisable at an exercise price of $20.95 per share, payable in cash or on a cashless basis according to the formula set forth in the Warrant. The exercise price of the Warrant and the number of shares issuable upon exercise of the Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Warrant is exercisable until the date that is ten years after the date of issuance. The fair value of the warrant was valued on the date of grant at $168 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.31%; (2) expected life in years of 10; (3) expected stock volatility of 108.87%; and (4) expected dividend yield of 0%. As described in Note 8, in connection with the Kreos Loan Agreement, the Company treated the Warrant as a separate freestanding financial instrument amongst the other financial instruments in the Loan with the proceeds received in connection with the transaction allocated amongst the instruments based on relative fair value which resulted in $165 being allocated to the Warrant and a corresponding amount recorded as a debt discount to the Convertible Note and Long-term Debt. See Note 8 for further detail.

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2021	420,247	$54.76	3.40	$-
Granted	6,000	10.00
Cancelled	(6,000)	56.60
Forfeited	(25,670)	103.51
Outstanding at June 30, 2022	394,577	$50.87	3.15	$-

As of June 30, 2022, 394,577 warrants were exercisable with a weighted-average exercise price per share of $50.87.

Stock Options

2016 Equity Incentive Plan

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of the Company’s common stock than would otherwise occur. On January 1, 2022, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 86,433 shares. Under the 2016 Plan, effective as of January 1, 2022, the maximum number of shares of the Company’s common stock authorized for issuance is 524,783. As of June 30, 2022, there were 13,401 shares of common stock available for future grant under the 2016 Plan.

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	307,592	$54.10	7.45	$-
Granted	98,747	8.98
Expired	(75)	36.77
Forfeited	(2,353)	12.17
Outstanding at June 30, 2022	403,911	$43.34	7.58	$-

The Company estimated the fair value of each stock option award using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2022	2021
Expected term, in years	5.76	5.75
Expected volatility	99.31%	106.76%
Risk-free interest rate	2.04%	0.73%
Dividend yield	-	-

The grant date fair value for stock options issued during the three and six months ended June 30, 2022 were $5.0 and $8.80, respectively.

As of June 30, 2022, unamortized share- based compensation for stock options was $1,524, with a weighted-average recognition period of 1.01 years.

As of June 30, 2022, outstanding options to purchase 271,808 shares of common stock were exercisable with a weighted-average exercise price per share of $56.16.

For the three and six months ended June 30, 2022, the Company recorded $302 and $586, respectively, for share-based compensation expense related to stock options.

For the three and six months ended June 30, 2021, the Company recorded $680 and $1,349, respectively, for share-based compensation expense related to stock options.

Restricted Stock Units

On February 10, 2022, the Company’s Compensation Committee approved the issuance of 18,250 restricted stock unit awards to executives which vest over a three-year period on a quarterly basis.

The Company recorded $159 and $340 as general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2022, respectively, in relation to the aggregate restricted stock units issued to date to the CEO, executives, and directors. As of December 31, 2021, there were 3,140 vested and unissued restricted stock units. These restricted stock units were issued as common stock during the six months ended June 30, 2022.

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	25,120	$44.77
Granted	18,250	9.08
Vested	(14,757)	40.43
Nonvested at June 30, 2022	28,613	$24.25

As of June 30, 2022, unamortized stock compensation for restricted stock units was $575, with a weighted-average recognition period of 0.87 years.

Share-based Compensation

The following table sets forth total non-cash share-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit awards by operating statement classification for the six months ended June 30, 2022 and 2021:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Research and development	$100	$169	$197	$303
Sales and marketing	65	105	123	222
General and administrative	296	736	662	1,404
Total	$461	$1,010	$982	$1,929

Note 12 – Subsequent Events

On July 25, 2022 the Company effected the 2022 Reverse Stock Split and as part of the adjustment to reflect the 2022 Reverse Stock Split, the Company paid $11 to stockholders who would otherwise be entitled to a fractional share of common stock.

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

All share amounts presented in this Item 2 give effect to the 1-for-20 reverse stock split of our outstanding shares of common stock, par value $0.0001 per share (“common stock”), that occurred on July 25, 2022.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our limited operating history;

●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for the Pure-Vu System and our ability to satisfy our capital needs;

●	our ability to remain compliant with the requirements of The Nasdaq Capital Market for continued listing;

●	our dependence on the Pure-Vu System, our sole product;

●	our ability to commercialize the Pure-Vu System;

●	our ability to obtain approval from regulatory agents in different jurisdictions for the Pure-Vu System;

●	our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors;

●	our ability to obtain approval or certification from regulatory or other competent entities in different jurisdictions for the Pure-Vu System;

●	our dependence on third-parties to manufacture the Pure-Vu System;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executives and medical and science personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements

●	our ability to adequately support growth; and

●	our ability to project in the short term the hospital medical device environment considering the global pandemic and its impact on hospital systems

●	our ability to predict the financial impact of inflation on costs such as labor, freight and materials

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

Recent Developments

On May 24, 2022, the Company issued a press release announcing positive topline data from the EU Study of the Pure-Vu System in hard to prepare patients. The data were presented during Digestive Week 2022 with a poster titled “An Intracolonoscopy Bowel Cleansing System For Hard-to-Prepare Patients - a Prospective Multicenter Study (Poster #: Tu1012)”. The Company reported that the Pure-Vu system was able to improve the adequate cleansing rate from 31.8% to 97.7% in patients with a history of poor bowel preparation. The EU study evaluated the safety and efficacy of the Pure-Vu Gen2 system in patients with a history of poor bowel preparation in the last two years and undergoing outpatient screening or surveillance colonoscopy. Patients were prescribed a low volume preparation consisting of 300mL (10.1 oz) split dose sodium picosulfate/magnesium citrate + 2-day low fiber diet, liquid diet upon starting bowel prep along with additional intraprocedural cleansing with the Pure-Vu System. The primary outcome for the study was the percentage of adequately prepared patients as measured by the Boston Bowel Preparation Scale (BBPS) score per segment. The secondary outcomes included cecal intubation rate (CIR), procedure times, and safety.

Financial Operations Overview

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $10.0 million for the six months ended June 30, 2022, and we expect to continue to incur net operating losses for the foreseeable future. As of June 30, 2022, we had $15.8 million in cash and cash equivalents and an accumulated deficit of $132.7 million. We expect our expenses to increase in connection with our ongoing activities to commercialize and market the Pure-Vu System, including additional expenditures in sales and marketing personnel, clinical affairs and manufacturing. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Additionally, the potential impact of the COVID-19 pandemic on the operation of our business will depend on future developments of the virus and its variants, including the duration and spread of the outbreak, related travel advisories and restrictions, production delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. Furthermore, the effects of recently experienced inflation on costs such as labor, freight and materials may negatively affect the financial performance of the business.

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

During the six months ended June 30, 2022, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgement and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

Revenue

Revenue totaled $185.0 thousand for the three months ended June 30, 2022, compared to $100.0 thousand for the three months ended June 30, 2021. The $85.0 thousand increase was attributed to sales of the new EVS product recently launched.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2022 totaled $68.0 thousand, compared to $42.0 thousand for the three months ended June 30, 2021. The increase of $26.0 thousand was primarily attributed to the cost of our system disposable evaluation and commercial units.

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

Research and development expenses for the three months ended June 30, 2022 totaled $1.4 million, compared to $1.5 million for the three months ended June 30, 2021. The decrease of $0.1 million was primarily attributable to decreases of $0.2 million in material costs, offset by a increase of $0.1 million in salaries and other personnel related costs.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the three months ended June 30, 2022 totaled $1.2 million, compared to $0.8 million for the three months ended June 30, 2021. The increase of $0.4 million was primarily attributable to increases of $0.5 million in salaries and other personnel related costs, partially offset with a $0.1 million decrease in professional and consulting fees.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the three months ended June 30, 2022 totaled $2.1 million, compared to $2.3 million for the three months ended June 30, 2021. The $0.2 million decrease is primarily attributed to a decrease of $0.4 million in stock compensation, partially offset by increases of $0.1 million in salaries and other personnel costs and $0.1 million in travel and other general and administrative costs.

Other Income and Expenses

Other expense, net for the three months ended June 30, 2022 totaled $0.5 million compared to other expense of $0.2 million for the three months ended June 30, 2021. The increase of $0.3 million in other expense net, was primarily attributable to an increase of $0.2 million in finance expense and $0.1 million in exchange rate differences.

Comparison of Six Months Ended June 30, 2022 and 2021

Revenue

Revenue totaled $205.0 thousand for the six months ended June 30, 2022, compared to $151.0 thousand for the six months ended June 30, 2021. The increase of $54.0 thousand is primarily attributed to sales of the new EVS product recently launched.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2022 totaled $242 thousand, compared to $70.0 thousand for the six months ended June 30, 2021 The increase of $172.0 thousand was primarily attributed to a net increase of $159.0 thousand in inventory impairment and an increase of $13.0 thousand to the cost of our system disposable evaluation and commercial units.

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

Research and development expenses for the six months ended June 30, 2022 totaled $2.7 million, compared to $2.9 million for the six months ended June 30, 2021. The decrease of $0.2 million was primarily attributable to a decrease of $0.3 million in material costs, $0.1 million in share-based compensation, partially offset by an increase of $0.2 million in salaries and other personnel related costs.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the six months ended June 30, 2022 totaled $2.2 million, compared to $1.5 million for the six months ended June 30, 2021. The increase of $0.7 million was primarily attributable to increases of $0.8 million in salaries and other personnel related cost to support our commercialization efforts of the Pure-Vu System, $0.1 million in demonstration product and $0.1 million in other sales and marketing costs offset by decreases of $0.2 million professional services and $0.1 million in share-based compensation and other sales and marketing costs.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the six months ended June 30, 2022 totaled $4.2 million, compared to $4.8 million for the six months ended June 30, 2021. The decrease of $0.6 million was primarily attributable to decreases of $0.8 million in share-based compensation, $0.1 million in professional services, $0.1 million in investor and public relation fees, offset with a $0.2 million increase in salaries and other personnel related costs, $0.1 million in travel costs and $0.1 million in other general and administrative costs.

Other Income and Expenses

Other expense, net for the six months ended June 30, 2022 totaled $0.8 million compared to $0.4 thousand for the six months ended June 30, 2021. The increase of $0.4 million in other expense, was primarily attributable to an increase of $0.4 million in finance expense.

Liquidity and Capital Resources

To date, we have generated minimal revenues, experienced negative operating cash flows and have incurred substantial operating losses from our activities. We expect operating costs will increase significantly as we incur costs associated with commercialization activities related to the Pure-Vu System. We expect to continue to fund our operations primarily through utilization of our current financial resources, future product sales, and through the issuance of debt or equity. As of June 30, 2022, our accumulated deficit was $132.7 million. Such conditions raise substantial doubts about our ability to continue as a going concern.

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the three and six months ended June 30, 2022, we sold approximately 8.0 thousand and 307.0 thousand shares of our common stock under this agreement, resulting in net cash proceeds of $45.0 thousand and $3.0 million, after deducting issuance costs of $5.0 thousand and $0.1 million, respectively. From July 1, 2022 to August 10, 2022, the Company issued and sold approximately 258.0 thousand common shares of our common stock under this agreement, resulting in net cash proceeds of approximately $1.34 million, after deducting issuance costs $41.0 thousand.

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

The future progression of the outbreak and its effects on our business and operations continues to be uncertain. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.

As of June 30, 2022, we had total current assets of $18.2 million and total current liabilities of $4.3 million resulting in working capital of $13.9 million. Net cash used in operating activities for the six months ended June 30, 2022 was $9.8 million, which includes a net loss of $10.0 million, offset by non-cash expenses principally related to share-based compensation expense of $1.0 million, depreciation and amortization of $0.3 million, amortization of debt issuance costs of $0.1 million, issuance of common stock for board of directors’ compensation of $0.1 million, amortization of operating lease right-of-use asset of $0.2 million and inventory impairment of $0.2 million, offset by changes in net working capital items principally related to the increase in prepaid expenses and other current assets of $0.4 million, the increase in accounts payable and accrued expenses of $0.5 million, and an increase in inventory of $0.8 million.

Net cash used in investing activities for the six months ended June 30, 2022 totaled $49.0 thousand related to the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2022 totaled $3.1 million related to proceeds from issuance of common shares pursuant to at-the-market issuance registered offering of $3.2 million, offset by financing fees related to the at the market offering of $0.1 million.

As of June 30, 2022, we had cash and cash equivalents of $15.8 million. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

Shelf Registration Statement

On March 16, 2021, we filed a shelf registration statement (File No. 333-254343) with the Securities and Exchange Commission (the “2021 Shelf Registration Statement”), which was declared effective on March 26, 2021, that allows us to offer, issue and sell up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of June 30, 2022, we have not sold any securities under the 2021 Shelf Registration Statement, except as described below.

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

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the three and six months ended June 30, 2022, we sold approximately 8 thousand and 307 thousand shares of our common stock under this agreement, resulting in net cash proceeds of $45.0 thousand and $3.0 million, after deducting issuance costs of $5.0 thousand and $0.1 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Motus GI Holdings, Inc. (Registrant)

Date: August 11, 2022	By:	/s/ Timothy P. Moran
	Name:	Timothy P. Moran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

