Form 10-Q
period 2022-09-30
Motus GI Holdings, Inc.
filed 2022-11-14
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 11, 2022, 4,655,596 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Motus GI Holdings, Inc. and Subsidiaries

i

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021(*)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,294	$22,563
Accounts receivable	161	109
Inventory	1,014	496
Prepaid expenses and other current assets	1,018	793
Total current assets	15,487	23,961

Fixed assets, net	1,395	1,428
Right-of-use assets	471	687
Other non-current assets	13	13
Total assets	$17,366	$26,089

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,696	$2,584
Operating lease liabilities - current	248	307
Other current liabilities	70	10
Current portion of long-term debt, net of unamortized debt discount of $260 and $271, respectively	2,453	431
Total current liabilities	5,467	3,332

Contingent royalty obligation	1,789	1,760
Operating lease liabilities - non-current	220	385
Convertible note, net of unamortized debt discount of $123 and $166, respectively	3,877	3,834
Long-term debt, net of unamortized debt discount of $176 and $317, respectively	5,251	7,121
Total liabilities	16,604	16,432

Commitments and contingent liabilities (Note 9)

Shareholders’ equity
Common stock $0.0001 par value; 115,000,000 shares authorized; 3,025,502 and 2,416,021 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	138,431	132,411
Accumulated deficit	(137,669)	(122,754)
Total shareholders’ equity	762	9,657
Total liabilities and shareholders’ equity	$17,366	$26,089

(*)	Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021
Revenue	$278	$141	$483	$292

Operating expenses:
Cost of revenue - sales	83	65	166	135
Cost of revenue - impairment of inventory	-	186	159	186
Research and development	1,573	1,187	4,261	4,040
Sales and marketing	1,349	725	3,554	2,196
General and administrative	1,978	2,315	6,167	7,104
Total costs and expenses	4,983	4,478	14,307	13,661
Operating loss	(4,705)	(4,337)	(13,824)	(13,369)

Gain (loss) on change in estimated fair value of contingent royalty obligation	34	(35)	(29)	(152)
Loss on extinguishment of debt	-	(237)	-	(237)
Finance expense, net	(310)	(216)	(1,001)	(450)
Other income	-	5	-	5
Foreign currency gain (loss)	17	(4)	(61)	(12)

Net loss	(4,964)	(4,824)	(14,915)	(14,215)
Deemed dividends from warrant issuance	-	-	-	(6,145)
Net loss attributable to common shareholders	$(4,964)	$(4,824)	$(14,915)	$(20,360)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(1.69)	$(2.00)	$(5.40)	$(8.77)
Weighted average number of common shares outstanding, basic and diluted	2,937,530	2,412,059	2,763,164	2,320,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2022	2,416,021	$-	$132,411	$(122,754)	$9,657
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $111	298,761	-	3,004	-	3,004
Issuance of common shares upon vesting of restricted stock units	13,721	-	-	-	-
Issuance of common stock for board of directors’ compensation	24,458	-	235	-	235
Share-based compensation	-	-	521	-	521
Net loss	-	-	-	(4,811)	(4,811)
Balance at March 31, 2022	2,752,961	$-	$136,171	$(127,565)	$8,606
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $5	8,124	-	45	-	45
Issuance of common shares upon vesting of restricted stock units	4,174	-	-	-	-
Share-based compensation	-	-	461	-	461
Net loss	-	-	-	(5,140)	(5,140)
Balance at June 30, 2022	2,765,259	$-	$136,677	$(132,705)	$3,972
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $55	258,127	-	1,324	-	1,324
Issuance of common shares upon vesting of restricted stock units	4,162	-	-	-	-
Fractional shares settled in cash pursuant to reverse stock split	(2,046)	-	(11)	-	(11)
Share-based compensation	-	-	441	-	441
Net loss	-	-	-	(4,964)	(4,964)
Balance at September 30, 2022	3,025,502	$-	$138,431	$(137,669)	$762

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2021	1,613,591	$-	$115,011	$(103,721)	$11,290
Issuance of common shares upon vesting of restricted stock units	3,295	-	-	-	-
Issuance of common shares upon exercise of warrants, net of financing costs of $366	713,362	-	11,593	-	11,593
Issuance of common stock for board of directors’ compensation	8,677	-	272	-	272
Share based compensation	-	-	919	-	919
Net loss	-	-	-	(4,649)	(4,649)
Balance at March 31, 2021	2,338,925	$-	$127,795	$(108,370)	$19,425
Issuance of common shares, net of issuance costs of $74	67,043	-	1,826	-	1,826
Issuance of common shares upon vesting of restricted stock units	2,654	-	-	-	-
Issuance of common stock for board of directors’ compensation	910	-	19	-	19
Issuance of common stock to consultants	2,500	-	53	-	53
Share based compensation	-	-	1,010	-	1,010
Net loss	-	-	-	(4,742)	(4,742)
Balance at June 30, 2021	2,412,032	$-	$130,703	$(113,112)	$17,591
Issuance of warrants associated with convertible note and long-term debt	-	-	165	-	165
Share based compensation	-	-	848	-	848
Net loss	-	-	-	(4,824)	(4,824)
Balance at September 30, 2021	2,412,032	$-	$131,716	$(117,936)	$13,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,915)	$(14,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381	318
Amortization of debt issuance costs	195	32
Loss on change in estimated fair value of contingent royalty obligation	29	152
Share based compensation	1,423	2,777
Issuance of common stock for board of directors’ compensation	177	174
Issuance of common stock for consultants	-	53
Loss on extinguishment of debt	-	237
Impairment of inventory	159	186
Impairment of fixed assets	46	-
Amortization on operating lease right-of-use asset	253	152
Changes in operating assets and liabilities:
Accounts receivable	(52)	(146)
Inventory	(843)	48
Prepaid expenses and other current assets	(167)	(97)
Accounts payable and accrued expenses	79	38
Operating lease liabilities - current and non-current	(255)	(163)
Other current liabilities	61	(51)
Net cash used in operating activities	(13,429)	(10,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(215)	(425)
Net cash used in investing activities	(215)	(425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	4,544	1,900
Fractional shares paid in cash pursuant to reverse stock split	(11)	-
Proceeds from exercise and purchase of warrants	-	11,959
Borrowings under convertible note and long-term debt	-	9,000
Repayment of term debt	-	(8,220)
Payment of debt issuance costs	-	(437)
Equity financing fees	(158)	(439)
Net cash provided by financing activities	4,375	13,763

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,269)	2,833
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,563	20,819
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,294	$23,652

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$779	$443

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle accrued expenses for board of directors’ compensation	$-	$56
Common stock issued for prepaid board of directors’ compensation	$58	$61
Reclassification of inventory to fixed assets	$163	$56
Reclassification of prepaid expenses to fixed assets	$4	$75
Purchase of fixed assets in accounts payable and accrued expenses	$12	$22
Financing costs included in accounts payable and accrued expenses	$13	$-
Warrants issued related to convertible note and long-term debt recorded as debt discount	$-	$165
Accrued end of loan payment recorded as debt discount	$-	$88
Operating lease liabilities arising from obtaining right-of-use assets	$3	$135

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

To date, the Company has generated minimal revenues, experienced negative operating cash flows and has incurred substantial operating losses from its activities. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through the issuance of debt or equity. Rising inflation and financial market volatility may adversely impact the Company’s ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, and changing priorities could also affect the Company’s ability to enter into key agreements. COVID-19 and government measures taken in response have also had an impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as certain medical services and supplies, have spiked, while demand for other goods and services have fallen. The future progression of the outbreak and its longer-term effects on the Company’s business and operations continue to evolve and are still uncertain. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts related to the outbreak in certain parts of the world. These disruptions may negatively impact the Company’s sales, its results of operations, financial condition, and liquidity in 2022 and into 2023.

The Company has financed its operations primarily through sales of equity-related securities. In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the nine months ended September 30, 2022, we sold approximately 565 thousand shares of common stock, resulting in net cash proceeds of $4.4 million, after deducting issuance costs of $0.2 million. From October 1, 2022 to November 14, 2022, the Company issued and sold approximately 1.6 million shares of our common stock under this agreement, resulting in net cash proceeds of approximately $5.5 million, after deducting issuance costs $0.2 million.

Net cash used in operating activities for the nine months ended September 30, 2022 was $13,429. For the nine months ended September 30, 2022, the Company incurred a net loss of $14,915. As of September 30, 2022, the Company had cash and cash equivalents of $13,294.

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

Note 3 – Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2022 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.

Reverse Stock Split

On July 25, 2022, the Company effected a reverse stock split of its issued and outstanding common stock, par value $0.0001 per share, at a ratio of 1-for-20. Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company had a full valuation allowance against its deferred tax assets.

For the three and nine months ended September 30, 2022 and 2021, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2022 and 2021, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for the Company to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will continue to evaluate the effect of adopting ASU 2016-13 on the Company’s financial statements and disclosures.

Note 4 –Fair Value Measurements

Liabilities measured and recorded at fair value on a recurring basis consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Contingent royalty obligation	$-	$-	$1,789	$1,789

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,760	$1,760

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature.

In estimating the fair value of the Company’s contingent royalty obligation (see Note 9), the Company used the discounted cash flow method as of September 30, 2022 and December 31, 2021. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of a contingent royalty obligation, during the nine months ended September 30, 2022 was as follows:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2021	$1,760
Change in estimated fair value of contingent royalty obligation	29
Balance at September 30, 2022	$1,789

The contingent royalty obligation is re-measured at each balance sheet date using several assumptions, including the following: 1) estimated sales growth, 2) length of product cycle, 3) patent life, 4) discount rate (23% and 21% as of September 30, 2022 and December 31, 2021, respectively), and 5) rate of royalty payment (3% as of September 30, 2022 and December 31, 2021).

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a Level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by $130 and a 2% increase in the discount rate would decrease the liability by $119.

Note 5 – Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. For the three and nine months ended, September 30, 2022, an inventory impairment of $0 and $159, respectively, was recorded. There was $186 in inventory impairment charges for the three and nine months ended, September 30, 2021.

Inventory at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$194	$569
Work-in-process	120	-
Finished goods	745	292
Inventory reserve	(45)	(365)
Inventory, net	$1,014	$496

Note 6 – Fixed assets, net

Fixed assets, summarized by major category, consist of the following for the years ended:

	September 30, 2022	December 31, 2021
Office equipment	$171	$171
Computers and software	319	305
Machinery	1,035	807
Lab and medical equipment	1,439	1,342
Leasehold improvements	195	193
Total	3,159	2,818
Less: accumulated depreciation and amortization	(1,764)	(1,390)
Fixed assets, net	$1,395	$1,428

Depreciation and amortization expense for the three and nine months ended September 30, 2022 was $128 and $381, respectively. The Company incurred a loss on the impairment of fixed assets in the amount of $10 and $46 for the three and nine months ended September 30, 2022. Depreciation and amortization expense for the three and nine months ended September 30, 2021 was $118 and $318, respectively.

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

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Lease Cost
Operating lease cost, net of related party license fee	$16	$36	$78	$100
Variable lease cost	30	30	90	90
Total lease cost	$46	$66	$168	$190

	As of September 30,	As of December 31,
	2022	2021
Assets
Operating lease, right-of-use-asset	$471	$687
Liabilities
Current
Operating lease liabilities	$248	$307
Non-current
Operating lease liabilities, net of current portion	220	385
Total lease liabilities	$468	$692

Other information:
Weighted average remaining lease term - operating leases	1.90 years	2.49 years
Weighted-average discount rate - operating leases	7.46%	7.66%

The Company records operating lease payments to lease expense using the straight-line method. The Company’s lease expense was $46 and $168 for the three and nine months ended September 30, 2022, respectively, included in general and administrative expenses which is net of the related party license fee of $66 and $173 for the three and nine months ended September 30, 2022, respectively (see Note 10). The Company’s lease expense was $66 and $190 for the three and nine months ended September 30, 2021, included in general and administrative expenses which is net of the related party license fee of $47 and $141 for the three and nine months ended September 30, 2021, respectively.

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

The Convertible Note requires forty-eight monthly interest only payments at 7.75% per annum commencing after the Effective Date and thereafter full payment of the then outstanding principal balance of the Convertible Note on July 1, 2025. The Kreos Loan Agreement contains features that would permit the Lender to convert all or any portion of the outstanding principal balance of the Convertible Note at any time, pursuant to which the converted part of the Convertible Note will be converted into that number of shares of common stock of the Company to be issued to the Lender at a price per share equal to the conversion price, of $28 per share. Following the conversion of any portion of the outstanding principal balance of the Convertible Note, the principal balance of the Convertible Note remaining outstanding shall continue to bear interest at 7.75% per annum. The Tranche B loan requires interest only monthly payments commencing on the Effective Date until September 30, 2022 and, thereafter, thirty-three monthly payments of principal and interest accrued thereon until June 1, 2025. The Tranche C loan requires interest only monthly payments commencing on the date of the draw down until September 30, 2022 and, thereafter, thirty-two monthly payments of principal and interest accrued thereon until June 1, 2025.

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

The Company treated Tranche A, Tranche B and Tranche C, and the Warrant as three separate freestanding financial instruments with the proceeds received in connection with the transaction allocated amongst the instruments based on relative fair value. The proceeds received in connection with the transaction allocated amongst the instruments based on relative fair value resulted in $165 being allocated to the Warrant and a corresponding amount recorded as a debt discount to the Convertible Note and Long-term Debt. The Company recorded an aggregate debt discount of $845 related to the Loan, inclusive of the debt discount of $165 in connection to the Warrant, which will be amortized to interest expense over the term of each respective tranche using the effective interest method. The Company also paid $540 in cash for debt issuance costs. Additionally, per the Kreos Loan Agreement, with respect to the Long-term Debt, there is an advance payment of $274 that is recorded at a debt discount. The advance payment represents the last month’s payment in relation to the Long-term Debt. There is also an end of loan payment of $140 which is included on the balance sheet as a liability within the Long-term Debt and also within the total aggregate debt discount of $845. Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2021, the Company identified that the current portion of long-term debt was incorrectly classified as non-current on the balance sheet as of December 31, 2021. Management evaluated this misstatement and concluded it was not material to the financial statements and therefore, the Company elected to correct the current portion of long-term debt as of December 31, 2021 in these condensed consolidated financial statements for comparative purposes.

For the nine months ended September 30, 2022, interest expense for the Loan was as follows:

Contractual interest expense	$803
Amortization of debt issuance costs	195
Total interest expense	$998

For the three months ended September 30, 2022, interest expense for the Loan was as follows:

Contractual interest expense	$268
Amortization of debt issuance costs	70
Total interest expense	$338

Future principal payments under the Convertible Note as of September 30, 2022 are as follows:

Years Ending December 31,	Amount
2022	$-
2023	-
2024	-
2025	4,000
Total future principal payments	4,000
Less unamortized debt issuance costs	(123)
Total balance	$3,877

Future principal payments under the Long-term Debt as of September 30, 2022 are as follows:

Years Ending December 31,	Amount
2022	$702
2023	2,714
2024	2,983
2025	1,601
Total future principal payments	8,000
End of loan payments	140
Less unamortized debt issuance costs	(436)
Total term-debt balance	$7,704
Less current portion of long-term debt	(2,453)
Total long-term debt	$5,251

Note 9 – Commitments and Contingencies

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures. The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332. No amounts were received during the three and nine months ended September 30, 2022 and 2021. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR (“London Interbank Offering Rate”) interest to date in the amount of $1,426 and $1,419 as of September 30, 2022 and December 31, 2021, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion with a rate that is currently at 4% (which may be increased under certain circumstances). The Company may be obligated to pay up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful, or aborted, or if no sales are generated. The Company has recorded an immaterial expense for the three and nine months ended September 30, 2022 and 2021, and an immaterial liability as of September 30, 2022 and December 31, 2021.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets as of September 30, 2022 and December 31, 2021 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

*	Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of September 30, 2022.

**	Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Royalty Payment Rights Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of September 30, 2022.

The Royalty Amount will be payable up to the later of (i) the latest expiration date of the Company’s patents issued as of December 22, 2016, or (ii) the latest expiration date of any pending patents as of December 22, 2016 that have since been issued or may be issued in the future (which is currently March 2037). Following the expiration of all such patents, the holders of the Royalty Payment Rights Certificates and the holders of the Placement Agent Royalty Payment Rights Certificates will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

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

Contingent Royalty Obligation

The Contingent Royalty Obligation was recorded as a non-current liability at fair value in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021 in the amount of $1,789 and $1,760, respectively. The Company recorded a gain on change in fair value of Contingent Royalty Obligation in the amount of $34 for the three months ended September 30,2022 and a loss of $29 for the nine months ended September 30, 2022. The Company recorded a loss on change in fair value of Contingent Royalty Obligation in the amount of $35 and $152 for the three and nine months ended September 30, 2021.

Manufacturing Component Purchase Obligations

The Company utilizes two outsourcing partners to manufacture its workstation and disposable portions of the Pure-Vu System, and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company. As of September 30, 2022, the Company expects to pay $211 under manufacturing-related supplier arrangements within the next year, substantially all of which is noncancelable.

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

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc. (OBIO), formerly a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. Pursuant to the Shared Space Agreement, the Company granted a license to OBIO for the use of portions of the office space not being used by the Company in the Company’s leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which previously covered approximately 35% of the Premises and was to expand incrementally to approximately 60 to 70% of the Premises by September 2024. In May 2022, the Company entered into an amendment to the Shared Space Agreement. Pursuant to the amendment, the area covered by the Shared Space Agreement was expanded to 95% of the premises and the aggregate license fees will generally range from approximately $212 to approximately $270 in any given calendar year during the term of the Shared Space Agreement until the termination of the lease in November 2024. During the three and nine months ended September 30, 2022, the Company recorded a license fee of $66 and $173 in relation to the Shared Space Agreement. During the three and nine months ended September 30, 2021, the Company recorded license fee of $47 and $141, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses.

Note 11 – Share-based compensation

The following table sets forth total non-cash share-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit awards by operating statement classification for the three and nine months ended September 30, 2022 and 2021:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Research and development	$96	$145	$292	$448
Sales and marketing	60	71	184	293
General and administrative	285	632	947	2,036
Total	$441	$848	$1,423	$2,777

For the nine and three months ended September 30, 2022, the Company recorded $283 and $868, respectively, for share-based compensation expense related to stock options. For the three and nine months ended September 30, 2021, the Company recorded $536 and $1,886, respectively, for share-based compensation expense related to stock options.

As of September 30, 2022, unamortized share- based compensation for stock options was $1,244, with a weighted-average recognition period of 0.93 years.

For the three and nine months ended September 30, 2022, the Company recorded $0 and $57, respectively, for share-based compensation expense related to warrants. For the three and nine months ended September 30, 2021, the Company recorded $89 and $246, respectively, for share-based compensation expense related to warrants.

For the three and nine months ended September 30, 2022, the Company recorded $158 and $498, respectively, for share-based compensation expense related to restricted stock units. For the three and nine months ended September 30, 2021, the Company recorded $223 and $645, respectively, for share-based compensation expense related to restricted stock units.

As of September 30, 2022, unamortized stock compensation for restricted stock units was $417, with a weighted-average recognition period of 0.85 years.

Stock option and warrant activity

A summary of the Company’s stock option and warrant activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	307,592	$54.10	420,247	$54.76
Granted	101,497	$8.83	6,000	$10.00
Expired	(6,348)	$66.36	(26,670)	$101.62
Cancelled	-	$-	(6,000)	$56.60
Forfeited	(3,104)	$11.74	-	$-
Outstanding at September 30, 2022	399,637	$42.76	393,577	$50.86
Exercisable at September 30, 2022	280,061	$54.25	393,577	$50.86

Restricted Stock Units

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	25,120	$44.77
Granted	18,250	9.08
Vested	(18,919)	39.87
Nonvested at September 30, 2022	24,451	$21.93

As of December 31, 2021, there were 3,138 vested and unissued restricted stock units. These restricted stock units were issued as common stock during the nine months ended September 30, 2022.

Issuance of Common Stock

On January 5, 2022, non-employee members of the Board of Directors were granted an aggregate of 24,458 shares of fully-vested common stock with a fair value of $9.60 per share of common stock, as compensation, in lieu of $235 of cash compensation, for service as directors for 2022. The Company recorded $58 and $177 in expense for director services during the three and nine months ended September 30, 2022, respectively. The Company recorded $58 in prepaid expenses for director services as of September 30, 2022.

Issuance of Warrants to Purchase Common Stock

In February 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 6,000 shares of common stock of the Company. The warrants fully vested over a one-year period on a monthly basis and expire three years from the date of issuance and were exercisable at weighted average exercise price equal to $56.60 per share of common stock. In March 2022, the Company granted new warrants as a replacement to the vested warrants held by the service provider, for which all the share-based compensation expense had been recognized in prior fiscal periods. The issuance of new warrants concurrently with the cancellation of the existing warrants was treated as a modification. The Company agreed to issue replacement warrants to purchase 6,000 shares of common stock of the Company exercisable at a price equal to $10 per share of common stock. The replacement warrants immediately vested upon issuance and expire three years from the date of issuance. As a result, the Company recognized $0 and 26 of share-based compensation for the three and nine months ended September 30, 2022, related to the incremental fair value which is equal to the excess of the fair value of the new stock options granted over the fair value of the original award on the cancellation date.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our limited operating history;

●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for the Pure-Vu System and our ability to satisfy our capital needs;

●	our ability to remain compliant with the requirements of The Nasdaq Capital Market for continued listing;

●	our dependence on the Pure-Vu System, our sole product;

●	our ability to commercialize the Pure-Vu System;

●	our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors;

●	our ability to obtain approval or certification from regulatory or other competent entities in different jurisdictions for the Pure-Vu System;

●	our dependence on third-parties to manufacture the Pure-Vu System;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executives and medical and science personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements

●	our ability to adequately support growth

●	our ability to project the hospital medical device environment considering the impact of COVID-19, which continues to evolve; and

●	our ability to predict the financial impact of inflation on costs such as labor, freight and materials

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

Recent Developments

On October 24, 2022, the Company announced that three abstracts featuring positive clinical data from the feasibility and efficacy study of the Pure-Vu EVS conducted by the Minneapolis VA Health Care System were presented in poster sessions at the ACG’s 2022 Annual Scientific Meeting. The posters presented the results of using the Pure-Vu EVS System on inpatient colonoscopies performed at an ICU bedside, and also featured a case study utilizing the Pure-Vu EVS System during inpatient colonoscopies for patients with a left ventricular assist device.

On October 6, 2022, the Company announced that it has been granted a new patent for methods embodied by its Pure-Vu® System by the USPTO. The new patent covers methods for clearing of fecal matter comprised of particles of various sizes and compositions from the wall of a colon or other body lumen for diagnostic inspection. These methods are further adapted for application in patients who have undergone a restricted scope of preparation to reduce and/or remediate the particle structure of colon contents, or no preparation prior to a colonoscopy.

On September 29, 2022, the Company announced that it has officially been recognized as a sole source provider and small business by the Veterans Health Administration (VHA). The VHA is the largest integrated health care system in the U.S., and provides care to over nine million veterans. The special designation will provide the Company with direct access to the VHA’s procurement arm, thereby streamlining the purchasing and contracting process.

Financial Operations Overview

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $14.9 million for the nine months ended September 30, 2022, and we expect to continue to incur net operating losses for the foreseeable future. As of September 30, 2022, we had $13.3 million in cash and cash equivalents and an accumulated deficit of $137.7 million. We expect our expenses to increase in connection with our ongoing activities to commercialize and market the Pure-Vu System, including additional expenditures in sales and marketing personnel, clinical affairs and manufacturing. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties and evaluating other strategic alternative transactions. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Additionally, the effects of inflation on costs such as labor, freight and materials as well as the ongoing volatility in the financial markets may negatively affect the financial performance and the liquidity of the business. Furthermore, the potential impact of COVID-19 on the operation of our business, related to possible travel advisories and restrictions and production delays, are highly uncertain and cannot be predicted.

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

During the nine months ended September 30, 2022, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgement and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

Revenue

Revenue totaled $278.0 thousand for the three months ended September 30, 2022, compared to $141.0 thousand for the three months ended September 30, 2021. The $137.0 thousand increase was attributed to sales of the new EVS product recently launched.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2022 totaled $83.0 thousand, compared to $251.0 thousand for the three months ended September 30, 2021. The decrease of $168.0 thousand was primarily attributed to a decrease of inventory impairment of $186.0 thousand partially offset by an increase of $18.0 thousand for the cost of our system disposable evaluation and commercial units.

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

Research and development expenses for the three months ended September 30, 2022 totaled $1.6 million, compared to $1.2 million for the three months ended September 30, 2021. The increase of $0.4 million was primarily attributable to increases of $0.2 million in clinical trial and related costs and $0.2 million in salaries and other personnel related costs.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the three months ended September 30, 2022 totaled $1.3 million, compared to $0.7 million for the three months ended September 30, 2021. The increase of $0.6 million was primarily attributable to increases of $0.5 million in salaries and other personnel related costs and $0.1 million other sales and marketing costs.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the three months ended September 30, 2022 totaled $2.0 million, compared to $2.3 million for the three months ended September 30, 2021. The $0.3 million decrease is primarily attributed to a decrease of $0.3 million in stock compensation.

Other Income and Expenses

Other expense, net for the three months ended September 30, 2022 totaled $0.3 million compared to other expense of $0.5 million for the three months ended September 30, 2021. The decrease of $0.2 million in other expense net, was primarily attributable to a decrease of $0.2 million in debt extinguishment expense.

Comparison of Nine months Ended September 30, 2022 and 2021

Revenue

Revenue totaled $483.0 thousand for the nine months ended September 30, 2022, compared to $292.0 thousand for the nine months ended September 30, 2021. The increase of $191.0 thousand is primarily attributed to sales of the new EVS product recently launched.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2022 totaled $325.0 thousand, compared to $321.0 thousand for the nine months ended September 30, 2021. The increase of $4.0 thousand was primarily attributed to a net decrease of $27.0 thousand in inventory impairment and an increase of $31.0 thousand to the cost of our system disposable evaluation and commercial units.

Research and Development

Research and development expenses for the nine months ended September 30, 2022 totaled $4.3 million, compared to $4.0 million for the nine months ended September 30, 2021. The increase of $0.3 million was primarily attributable to an increase of $0.4 million in salaries and personnel costs, $0.3 million in clinical studies, partially offset by a decrease of $0.3 million in material costs and $0.2 million in stock compensation.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2022 totaled $3.6 million, compared to $2.2 million for the nine months ended September 30, 2021. The increase of $1.4 million was primarily attributable to increases of $1.3 million in salaries and other personnel related cost to support our commercialization efforts of the Pure-Vu System, $0.2 million in demonstration product and $0.1 million in other sales and marketing costs offset by decreases of $0.2 million professional services and $0.1 million in share-based compensation and other sales and marketing costs.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2022 totaled $6.2 million, compared to $7.1 million for the nine months ended September 30, 2021. The decrease of $0.9 million was primarily attributable to decreases of $1.0 million in share-based compensation, $0.1 million in professional services and $0.1 million in investor and public relation fees, offset with a $0.2 million increase in salaries and other personnel related costs and $0.1 million in travel costs and other general and administrative costs.

Other Income and Expenses

Other expense, net for the nine months ended September 30, 2022 totaled $1.1 million compared to $0.8 million for the nine months ended September 30, 2021. The increase of $0.3 million in other expense, was primarily attributable to an increase of $0.5 million in finance expense offset with a decrease of $0.1 million in loss on change in the fair value of contingent royalty and a $0.2 million decrease in loss of debt extinguishment.

Liquidity and Capital Resources

To date, we have generated minimal revenues, experienced negative operating cash flows and have incurred substantial operating losses from our activities. We expect operating costs will increase significantly as we incur costs associated with commercialization activities related to the Pure-Vu System. We expect to continue to fund our operations primarily through utilization of our current financial resources, future product sales, the issuance of debt or equity, as well as through other strategic alternative transactions. As of September 30, 2022, our accumulated deficit was $137.7 million. Such conditions raise substantial doubts about our ability to continue as a going concern.

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the three and nine months ended September 30, 2022, we sold approximately 258 thousand and 565 thousand shares of our common stock under this agreement, resulting in net cash proceeds of $1.3 million and $4.4 million, after deducting issuance costs of $55.0 thousand and $0.2 million, respectively. From October 1, 2022 to November 14, 2022, the Company issued and sold approximately 1.6 million common shares of our common stock under this agreement, resulting in net cash proceeds of approximately $5.5 million, after deducting issuance costs $171.0 thousand.

Rising inflation and financial market volatility may adversely impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, and changing priorities could also affect our ability to enter into key agreements. COVID-19 and government measures taken in response have also had an impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as certain medical services and supplies, have spiked, while demand for other goods and services have fallen. The future progression of the outbreak and its longer-term effects on our business and operations continue to evolve and are still uncertain. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts related to the outbreak in certain parts of the world. These disruptions may negatively impact our sales, results of operations, financial condition, and liquidity in 2022 and into 2023.

As of September 30, 2022, we had total current assets of $15.5 million and total current liabilities of $5.5 million resulting in working capital of $10.0 million. Net cash used in operating activities for the nine months ended September 30, 2022 was $13.4 million, which includes a net loss of $14.9 million, offset by non-cash expenses principally related to share-based compensation expense of $1.4 million, depreciation and amortization of $0.4 million, amortization of debt issuance costs of $0.2 million, issuance of common stock for board of directors’ compensation of $0.2 million, amortization of operating lease right-of-use asset of $0.3 million and inventory impairment of $0.2 million, offset by changes in net working capital items principally related to the increase in prepaid expenses and other current assets of $0.2 million, amortization of operating lease liability of $0.3 million and an increase in inventory of $0.8 million.

Net cash used in investing activities for the nine months ended September 30, 2022 totaled $0.2 million related to the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2022 totaled $4.4 million related to proceeds from issuance of common shares pursuant to at-the-market issuance registered offerings of $4.5 million, offset by financing fees related to the “at-the-market” offerings of $0.1 million.

As of September 30, 2022, we had cash and cash equivalents of $13.3 million. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants, as well as evaluate other strategic alternative transactions. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

Shelf Registration Statement

On March 16, 2021, we filed a shelf registration statement (File No. 333-254343) with the Securities and Exchange Commission (the “2021 Shelf Registration Statement”), which was declared effective on March 26, 2021, that allows us to offer, issue and sell up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of September 30, 2022, we have not sold any securities under the 2021 Shelf Registration Statement, except as described below.

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

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the three and nine months ended September 30, 2022, we sold approximately 258 thousand and 565 thousand shares of our common stock under this agreement, resulting in net cash proceeds of $1.3 million and $4.4 million, after deducting issuance costs of $55.0 thousand and $0.2 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Bylaws, as amended					X

4.1	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).					X

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Motus GI Holdings, Inc. (Registrant)

Date: November 14, 2022	By:	/s/ Timothy P. Moran
	Name:	Timothy P. Moran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Andrew Taylor
	Name:	Andrew Taylor
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

