Form 10-K
period 2022-12-31
Motus GI Holdings, Inc.
filed 2023-03-31
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38389

Motus GI Holdings, Inc.

(Exact name of registrant as specified in its charter)

delaware	81-4042793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 East Broward Boulevard, 3rd Floor Ft. Lauderdale, FL	33301
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (954) 541-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	MOTS	NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $14.6 million based on the closing price of the registrant’s Common Stock on June 30, 2022.

The number of shares outstanding of the registrant’s Common Stock, par value of $0.0001 per share, as of March 27, 2023 was 4,778,873.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Motus GI Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our limited operating history and need for additional capital;

●	our ability to execute our strategic restructuring program aimed at capital preservation, reduction in cash expenditures and reduction of our workforce;

●	our ability to enter into and consummate strategic alternatives, including any acquisition, merger, reverse merger, other business combination, sale of assets, licensing and other strategic transactions;

●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for the Pure-Vu System and our ability to satisfy our capital needs;

●	our ability to remain compliant with the requirements of The Nasdaq Capital Market for continued listing;

●	our dependence on the Pure-Vu System, our sole product;

●	our ability to commercialize the Pure-Vu System;

●	our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors;

●	our ability to obtain approval or certification from regulatory agents or other competent entities in different jurisdictions for the Pure-Vu System;

●	our dependence on third-parties to manufacture the Pure-Vu System;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executives and medical and science personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	our ability to adequately support growth;

●	our ability to predict the financial impact of inflation on costs such as labor, freight and materials; and

●	our ability to project in the short term the hospital medical device environment considering the global pandemic and strains on hospital systems

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

Overview

We have developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures. The Pure-Vu System is also CE marked in the European Economic Area (EEA) for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. Challenges exist for inpatient colonoscopy and endoscopy, particularly for patients who are elderly, with comorbidities, or active bleeds, where the ability to visualize, diagnose and treat is often compromised due to debris, including fecal matter, blood, or blood clots. We believe this is especially true in high acuity patients, like GI bleeding where the existence of blood and blood clots can impair a physician’s view and removing them can be critical in allowing a physician the ability to identify and treat the source of bleeding on a timely basis. We believe use of the Pure-Vu System may lead to positive outcomes and lower costs for hospitals by safely and quickly improving visualization of the colon and upper GI tract, potentially enabling effective diagnosis and treatment without delay. In multiple clinical studies to date, involving the treatment of challenging inpatient and outpatient cases, the Pure-Vu System has consistently helped achieve adequate bowel cleanliness rates greater than 95% following a reduced prep regimen. We also believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we believe that during 2022 approximately 1.5 million inpatient colonoscopy procedures were performed in the U.S. and approximately 4.8 million worldwide. Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System has been assigned an ICD-10 code in the US. The system does not currently have unique codes with any private or governmental third-party payors in any other country or for any other use; however, we may pursue reimbursement activities in the future, particularly in the outpatient colonoscopy market. We received 510(k) clearance in February 2022 from the FDA for our Pure-Vu EVS System and have commenced initial commercialization of this product.

Strategic Review and Restructuring

As previously announced in January 2023, we have initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. We have engaged Lake Street Capital Markets LLC (“Lake Street Capital”) to advise us in this process. Potential strategic alternatives that we may consider are expected to include an acquisition, merger, reverse merger, other business combination, sale of assets, licensing and other strategic transactions.

To support these objectives, we commenced a strategic restructuring program aimed at capital preservation. We have reduced our quarterly cash expenditures by approximately 35% by eliminating approximately 45% of our workforce during the first quarter of 2023. In connection with the restructuring, we expect to incur a non-recurring charge of approximately $1.0 to $2.0 million in the first quarter of 2023. In addition, the non-management members of the Board agreed to defer their Board fees until a future date.

The restructuring is intended to position us to continue to explore all strategic alternatives, continue supporting our existing customers utilizing Pure-Vu EVS for colonoscopies, as well as targeting pipeline opportunities with contracted health systems. In addition, we intend to continue to advance our Pure-Vu EVS Gastro development program, which is designed for use during an Upper GI endoscopy to improve visualization by clearing debris and may help improve procedure times and outcomes especially in high acuity situations like an upper GI bleed. We intend to seek U.S. regulatory approval for the Pure-Vu EVS Gastro device in the second half of 2023.

We intend to continue to evaluate and identify other areas of our business to enhance efficiencies and improve processes, with a goal to further lower our operating expenses and capital needs. There can be no assurance that this strategic review process will result in any changes to our current business plans or lead to any specific action or transaction. We do not intend to discuss or disclose further developments during this strategic review process unless and until the Board has approved a specific action or we otherwise determine that further disclosure is appropriate.

Market Overview

Colonoscopies are one of the most frequently performed medical procedures with over 20 million colonoscopies performed in the United States each year and more than 54 million worldwide, per 2019 iData Research Inc. Based on our review and analysis of this market data as well as 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we estimate that during 2023 approximately 1.5 million inpatient colonoscopy procedures in a hospital setting will be performed in the U.S. Hospital based colonoscopies are typically performed to help diagnose and treat lower gastrointestinal (GI) bleeding, irritable bowel syndrome (IBS), inflammatory bowel disease (IBD), anemia or infection. A majority of total colonoscopies in the U.S. and worldwide are performed as outpatient procedures at an ambulatory endoscopy center and/or hospital outpatient departments, with the bulk of procedures performed to detect and prevent colorectal cancer (CRC). According to the CDC (2018), approximately 31% of eligible patients are still not current with their CRC screening in the U.S. Over the past few decades, CRC has been demonstrated to be one of the most preventable cancers if detected early through the use of colonoscopy screening.

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

Inpatient Opportunity: improving efficiencies and shortening time to complete a successful colonoscopy

Inpatient colonoscopy is usually performed to diagnose the source of various gastrointestinal conditions such as lower GI bleeding or bowel pain. For an inpatient hospital stay, the Centers for Medicare & Medicaid Services, or CMS, uses a prospective payment system, or PPS, based upon the MS-DRG payment groupings, to pay for hospital services with the goal of encouraging efforts to minimize their costs. The DRG assignment is influenced by a combination of factors such as a patient’s sex, diagnosis at the time of discharge and procedures performed. Based on patient specific information, all hospital expenses for their care during an inpatient stay are packaged and assigned to one of over 700 MS-DRGs (“Medicare Severity – Diagnostics Related Groups”). According to Decision Driver Analytics, a reimbursement consulting agency, when a colonoscopy is performed as the primary procedure (no other procedures or complicating diagnosis), MSDRGs 395, 394 or 393 would apply which pay between $3,861 (without complications or major comorbidities) and $9,421 (with major complications and comorbidities), which are average figures subject to adjustment. The National Inpatient Sample (“NIS”) and other literature sources note that the cost for a standard hospital bed averages $2,298 and the cost for an intensive care unit (“ICU”) bed averages $6,546 per day in the U.S, so reducing the length of stay can save the hospital significant expense.

An inpatient colonoscopy is generally more problematic than an outpatient procedure due primarily to the acuity of the patient who often struggles to complete a satisfactory pre-procedural bowel prep, which can lead to lower rates of successful completion of the procedure and a higher frequency of repeat procedures. Inpatients are difficult to prep as shown by inadequate bowel prep rates. Published studies have found that the inpatient population experiences rates of insufficiently prepped colons at the time of colonoscopy as high as 55%. This has been shown to lead directly to significantly longer hospital stays and other additional costs due to the need for repeated preps, repeated colonoscopies, and additional diagnostic procedures. This is exemplified in a recently published study by the Cleveland Clinic that showed an inadequate preparation rate of 51% in the study population of 8,819 inpatients. The study noted that the 51% of the study population that were inadequately prepped stayed one day extra in the hospital compared to patients with adequate preparation. Another study, from Northwestern University Hospital System, showed an average hospital stay extension of two days and cost increase of as much as $8,000 per patient as a result of challenges associated with bowel preparation. We believe the Pure-Vu System may improve outcomes and lower costs for hospitals by potentially reducing the time to a successful colonoscopy, minimizing delayed and incomplete procedures, and improving the quality of an exam.

Our Pure-Vu Solution

Our system consists of a workstation controller and a single-use, disposable sleeve that fits over most standard and slim colonoscopes. Together with the colonoscope, the Pure-Vu System performs rapid, effective, and efficient intra-procedural cleaning without compromising procedural workflow and techniques. The over-sleeve has an umbilical section that connects the disposable to the workstation. The workstation, through a series of peristaltic pumps activated by foot pedals, delivers an irrigation medium of air and water that creates a pulsed vortex inside the colon to break up fecal matter while simultaneously evacuating the colon content into waste receptacles already used in a standard colonoscopy procedure. The proprietary smart sense suction (evacuation) system in the device has sensors built in that can detect the formation of a blockage and automatically clear it allowing the physician to remove significant debris from the patient. The Pure-Vu System has been clinically demonstrated to be capable of cleaning poorly prepared colons in minutes. We have built and continue to extend our intellectual property portfolio designed to protect key aspects of the system, including the pulsed vortex irrigation and auto-purge functions.

In June 2019, the 510(k) premarket notification for the second-generation (“Gen 2”) of the Pure-Vu System was reviewed and cleared by the FDA. We received the initial CE Certificate of Conformity, allowing us to affix the CE Mark to the Gen 2 Pure-Vu System in March 2020. We received a supplement to the initial CE Certificate of Conformity in January 2021.

On February 14, 2022, we announced the 510(k) clearance by the FDA of our Pure-Vu EVS System. The Pure-Vu EVS offers usability advancements over the previous versions, including enhanced physician navigation and control, on-demand bedside loading, expanded cleansing capacity, and a smaller workstation footprint.

We also implemented an improved manufacturing cost structure in 2022 that we believe better positions the Company to increase margins, and establish strategic relationships in the US and other more cost sensitive global markets over time.

Pre-Clinical and Clinical Data & Safety

The Pure-Vu System has been studied in multiple clinical studies in study subjects receiving a reduced prep regime as well as a study focused on the inpatient population. The Pure-Vu System was used in two multi-center clinical studies in the EU and Israel, and also a single center study in the US. The first study involved 49 subjects and was completed in the second quarter of 2016. The second study was completed in June 2017 and involved 46 subjects. The subjects in these studies had a restricted diet for 18-24 hours and received a split dose of 20mg of over-the-counter Dulcolax® (bisocodyl). They did not take any liquid purgative traditionally prescribed for bowel preparation. The clinical data showing performance of the Pure-Vu System in these studies using the BBPS, is shown below. The clinical results from the 2016 study were presented at the United European Gastroenterology Week (“UEGW”) in October 2016 and the second study was published in the peer review journal Endoscopy in 2018. The clinical results from the 2017 study were presented at the UEGW in October 2017, showing similar results, as shown below. This study has been published in Endoscopy, one of the top peer reviewed journals in the EU.

The third clinical study in the outpatient setting was presented at the American College of Gastroenterology (“ACG”) Annual Meeting in October 2018. This study was performed in the United States and showed that the Pure-Vu System demonstrated safe and effective colonic cleaning in the per protocol analysis of 46 subjects receiving a reduced prep regimen. The study was initially designed to compare two different minimal bowel preparation regimens. Initially subjects were randomized to receive one of two minimal bowel preparations: three doses of 17 gr. MiraLAX each mixed in 8.5 oz. of clear liquids or two doses of 7.5 oz. magnesium citrate (MgC) each taken with 19.5 oz. of clear liquid. A study amendment early on replaced the MiraLAX arm, due to obvious inferior Boston Bowel Preparation Scale (“BBPS”), a validated assessment instrument, scoring from the outset. The replacement arm consisted of two doses of 5 oz. MgC taken with 16 oz. of clear liquid. All subjects were allowed to eat a low residue diet on the day prior and were asked to avoid seeds and nuts for five days prior to their procedure. Study objectives evaluated for each study arm included: (1) improvement of colon cleansing from presentation baseline to completion of the procedure (as assessed by the BBPS) through the use of the Pure-Vu System, (2) time required to reach the cecum, (3) total procedure time, and (4) safety. No significant differences were found between the three groups with regard to demographics or indication for colonoscopy. No serious adverse events related to the device were reported. The use of the Pure-Vu System enabled successful intraprocedural cleansing of the colon and ensured successful completion of all colonoscopies performed (100% success rate). Although there were only 46 subjects in the study, there was a highly significant difference in the study population (p value <0.0001) between the baseline preparation and that seen post cleansing with the Pure-Vu System. The use of the Pure-Vu System added some time to the procedure, but the total procedure time was approximately 25 minutes in this study.

REDUCE Study

The Reduce study (“Reliable Endoscopic Diagnosis Utilizing Cleansing Enhancement”), was first presented at Digestive Disease Week (DDW) conference in May of 2019 and a full manuscript, titled “A multi-center, prospective, inpatient feasibility study to evaluate the use of an intra-colonoscopy cleansing device to optimize colon preparation in hospitalized subjects: the REDUCE study”, was published in the peer review journal BMC Gastroenterology in Q2 of 2021. The REDUCE study was a multi-center inpatient prospective trial designed to evaluate Pure-Vu System’s ability to consistently and reliably improve bowel preparation to facilitate a successful colonoscopy in a timely manner in patients who were indicated for a diagnostic colonoscopy. The study enrolled 95 hospitalized subjects on schedule regardless of their level of pre-procedural bowel preparation. The primary endpoint for the study was improvement of bowel preparation from baseline to post procedure as assessed by the Boston Bowel Preparation Scale (“BBPS”), which assesses the cleanliness of the each of the three segments of the colon on a 0 to 3 scale and requires a minimum score of 2 or better per segment to be considered adequately prepped.

For inpatients that received the Pure-Vu System, adequate bowel preparation improved from a baseline of 38% to 96% in segments evaluated. The analysis from the REDUCE study showed statistically significant improvement in every segment of the colon after Pure-Vu System use. The per segment BBPS improved from an average baseline of 1.74, 1.74 and 1.5 to 2.89, 2.91 and 2.86 respectively with a statistically significant p value of .001 for all three segments of the colon. The primary indication for patients enrolled in the study (68%) was a GI bleed. Acute GI bleeds can lead to hemodynamic instability and is a critical population to treat in an urgent fashion. Physicians were able to achieve a successful clinical outcome in 97% of subjects in the study.

The chart below shows the outcome of the primary endpoint using the BBPS both pre and post use of the Pure-Vu System in a side-by-side fashion. It can be seen from the data that the high cleansing level achieved with the Pure-Vu System is consistent across the various studies:

Current Additional Clinical Studies

In Q2 2022, we completed the EU study of subjects who have had a history of poor bowel preparation and were scheduled for either screening, diagnostic, or surveillance colonoscopy across two sites, including the Radboud University Medical Center (Netherlands) and GastroZentrum Lippe (Germany). The subjects underwent a low volume bowel preparation, with just 2x150ml picoprep. The subjects were also allowed to eat a low fiber diet for two days prior to the colonoscopy as opposed to the typical clear liquid diet the day before a colonoscopy. The subjects then received intra-procedural bowel cleansing with the Pure-Vu System. The primary endpoint for the study is improvement of the bowel preparation from baseline to post procedure as assessed by the Boston Bowel Preparation Scale (BBPS), which assesses the cleanliness of each of the three segments of the colon on a zero to three scale and requires a minimum score of two or better per segment to be considered adequately prepped. The results of the study were presented at the Digestive Disease Week meeting in May 2022 and showed a statistically significant improvement of subjects who were adequality prepped from a baseline of 31.8% to 97.7% after the use of Pure-Vu with a p-value of <0.0001.

Cost Effectiveness Analysis and Independent Studies

In 2021, we announced the publication of a sponsored Pure-Vu System® Cost Effectiveness Analysis in the Journal of Cost Effectiveness and Resource Allocation, which is titled, “Colonoscopy in poorly prepped colons. A cost effectiveness analysis comparing standard of care to a new cleansing technology.” This study suggests that, assuming a national average compliance rate for colonoscopy in the U.S. at 60%, as reported by the American Cancer Society in 2017, the use of Pure Vu has the potential to provide the US healthcare system lifetime savings of $833-$922 per patient depending on the insurer when compared to the standard of care. Sponsorship of analysis and development of the manuscript was provided by us.

In 2021, we also announced the presentation of results from an independent single-center study of the Pure-Vu System as an adjunct to colon cleansing in subjects with inadequate bowel preparation (IBP) in a poster presentation at the 2021 American College of Gastroenterology (ACG) Annual Scientific Meeting.

In the independent study, the Pure-Vu System was used in 40 subjects (14 inpatient procedures (35%) and 26 outpatient procedures (65%)) with IBP to complete the colonoscopy. The indication for colonoscopy was either diagnostic or colorectal cancer (CRC) screening/surveillance. Pure-Vu was used as an adjunct to IBP to allow completion of procedure in 37 subjects. In subjects with IBP, the mean BBPS score improved from 3.1 (range: 0-6) to 8.5 (range 5-9) after intra-procedural cleansing. Three subjects had active lower gastrointestinal bleeding (LGIB), and the Pure-Vu System was used without bowel preparation to promptly detect the etiology and possibly treat. When used in emergency colonoscopy without bowel preparation, procedures could be completed in all three subjects detecting and treating diverticular and post-polypectomy bleeding in one subject each and diagnosing severe right sided ischemic colitis in another. The study authors concluded the utility of the Pure-Vu System without prior bowel preparation in LGIB needs further study. Use of Pure-Vu System did not interfere with the performance of endoscopic interventions including biopsy, cold/hot snare polypectomy, or EMR. Besides minor mucosal trauma in two cases, no major complications were observed with the Pure-Vu System.

Further, at the ACG meeting in October 2022, results from an independent single center in the VA system were presented on the use of Pure-Vu EVS on 45 subjects over a 6-month period as either a rescue method for those with endoscopically visualized inadequate preparation or used initially with those subjects with high suspicion for being poorly prepped. The study showed an improvement from an average of 4.8 on the BBPS at baseline to 8.7 after the use of Pure-Vu EVS (below 6 is considered inadequate with 9 being the top of the range). The conclusion from the investigator stated, “Use of this intraprocedural cleansing device increases examination quality, extends surveillance intervals, improves resource utilization”.

Intellectual Property

Our IP position comprises a portfolio covering highly innovative technologies rooted in systems and methods for cleaning body cavities with or without the use of an endoscope. Currently we have eighteen granted or allowed patents in the U.S., nineteen patents in Asia (Japan, China and Hong Kong), and ten patents in the EU, with patent protection until at least 2040. In addition, we have eleven pending patent applications in various regions of the world with a focus on the U.S., EU and Japan. We have registered trademarks for Motus GI and for the Pure-Vu System in the U.S., EU and other international jurisdictions. We also have a pending trademark application in the U.S. to MICRO-PREP.

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

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our proprietary technology platform are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third-party. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

As of December 31, 2022, we had received grants from the IIA in the aggregate amount of $1.3 million and had a contingent obligation to the IIA up to an aggregate amount of approximately $1.4 million (assuming no increase, per the IIA Regulations, as described below). As of December 31, 2022, we paid a minimal amount to the IIA. We may apply for additional IIA grants in the future. However, as the funds available for IIA grants out of the annual budget of the State of Israel are subject to the pre-approval of the IIA and have been reduced in the past and may be further reduced in the future, we cannot predict whether we will be entitled to – or approved for – any future grants, or the amounts of any such grants (if approved).

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

For additional information, see “Part I—Item 1A—Risk Factors—Risks Related to Our Operations in Israel.”

Manufacturing and Supply

We have established relationships with research facilities, contract manufacturing organizations, or CMOs, and our collaborators to manufacture and supply our product for our initial U.S. market launch targeting early adopter hospitals and for our broader commercialization. Currently, the workstation and loading fixture component of our Pure-Vu System is manufactured by Sanmina Corporation at their facilities in Israel. We may enter into formal supply agreements for the manufacture of the workstation component and loading fixture of our Pure-Vu System with Sanmina Corporation as we continue to establish higher volume capabilities and our commercialization efforts grow. The disposable portion of the Pure-Vu EVS is manufactured by Sterling Industries in their Michigan, U.S. facility. We entered into a supply agreement with Sterling Industries in Q2 of 2021. The disposable portion of our Gen 2 Pure-Vu System is manufactured by Polyzen, Inc., at their facilities in North Carolina, U.S., pursuant to a supply agreement we entered into with Polyzen, Inc. in September 2017. Both Sterling Industries and Polyzen use Medacys in Shenzhen, China as key sub-supplier for the injection molded parts in the Pure Vu disposables. These manufacturing suppliers have extensive experience in medical devices and in dealing with regulatory bodies and other competent entities. These suppliers have ISO 13485 certified quality systems. We have an agreement in place with a third-party logistics provider in the U.S. who is ISO 13485 certified and specializes in medical devices and equipment. They provide warehousing, shipping and back office support to meet our commercial needs.

For additional information, see “Part I—Item 1—Business—Research and Development” above, and “Part I—Item 1A—Risk Factors—Risks Related to Our Operations in Israel.”

U.S. Market Entry Strategy

Our initial launch strategy in the United States is focused on the acute care hospital market. We have been building clinical champions amongst key Gastroenterologists, and other GI and nursing floor leadership and staff. Additionally, we articulate the clinical and economic value of the Pure-Vu System technology to key members of hospital administration. After a pre-defined product evaluation period, we seek to work within the Value Analysis Committee approval process, currently utilized within most U.S. hospitals and integrated delivery networks (IDNs). Following successful implementation at the flagship location within an IDN, we then seek to gain further expansion of the Pure-Vu System within other network hospital locations. On September 29, 2022, the Company announced that it has officially been recognized as a sole source provider and small business by the Veterans Health Administration (VHA). The VHA is the largest integrated health care system in the U.S., and provides care to over nine million veterans. The special designation will provide the Company with direct access to the VHA’s procurement arm, thereby streamlining the purchasing and contracting process. As we continue to grow our network expansion, we continue to support our customers with robust training on the effective use of our Pure-Vu System technology through our training and in-servicing programs.

In addition to working with a third-party logistics provider specializing in medical devices to provide front and back office support to successfully fulfill customer orders, our commercial organization has implemented a robust customer relationship management tool to track account progress and help provide accurate forecasting for operations. We anticipate the sales cycle to be in the range of approximately six months. Timing of hospital capital budget availability may impact this anticipated cycle. Our primary focus is on gaining system placements in the acute care hospital market, driving utilization of our Pure-Vu System disposable sleeve, growing top line revenues and appropriately scaling the commercial organization.

Market Expansion Opportunities

While our time, effort and attention are primarily focused on driving adoption in the U.S. hospital market, we have identified several follow-on market expansion opportunities that are currently being evaluated, including the upper GI endoscopy and targeted outpatient markets, as described below.

Upper GI Endoscopy Market

In 2021, we announced that we received 510(k) clearance from the FDA for a version of the Pure-Vu System that is compatible with gastroscopes used during upper gastrointestinal (GI) endoscopy procedures to remove blood, blood clots and debris in order to provide a clear field-of-view for the endoscopist. The device is designed to integrate with therapeutic gastroscopes to enable safe and rapid cleansing during the procedure, while preserving established procedural workflow and techniques.

Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. Approximately 50% of these patients have blood and blood clots that impair a physician’s view during the procedure, thereby making it difficult to rapidly identify the bleeding source. We believe removing adherent blood clots from the field of view is a significant need in allowing a physician the ability to identify and treat the bleed source. The mortality rate of this condition can reach up to approximately 13%, as noted in Thad Wilkins, MD, et al., American Family Physician (2012).

The Company has conducted a controlled series of Upper GI initial pilot procedures in the US market, which is intended to inform the development of a Pure-Vu EVS version of the Upper GI solution for eventual submission to FDA for marketing approval in the US. The Company successfully completed multiple pre-clinical tests in both porcine and cadaver models to evaluate Pure-Vu EVS platform for use in upper GI bleeding with multiple U.S. physicians. The results of these tests show that the Gastro version of Pure-Vu EVS can effectively break up and suction blood and blood clots, as well as frees up a gastroscope’s working channel for other therapeutic tools. By eliminating the need to utilize existing irrigation and suction through the working channel of the gastroscope, physicians can use tools in tandem with Pure-Vu EVS. For example, the use of snares to break up large clots and then immediately suction out the smaller pieces using the large Pure-Vu EVS smart sense suction channel. In addition, during cases with significant bleeding, Pure-Vu EVS allows the physician to clean the area of interest and immediately apply therapy to achieve hemostasis, since the physician can have their therapeutic device prepositioned in the gastroscope’s working channel and deliver it before the blood flow covers the area of interest after cleansing.

The Company plans on conducting additional pre-clinical and clinical tests for Pure-Vu EVS Gastro device in the first half of 2023. The results of these tests are expected to support submission of a 510(K) application to the U.S. Food and Drug Administration (FDA) in the second half of 2023.

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

In 2021, the Center for Medicare and Medicaid Services (“CMS”) granted the Pure-Vu System a permanent ICD-10 code for inpatient uses. This coding effort is part of a broader strategy to potentially obtain reimbursement for certain inpatient and outpatient procedures where the Pure-Vu System can help facilitate visualization of inadequately prepared colons in high medical need patients.

Employees

As of December 31, 2022, we had 43 full time employees and 6 part time employees. All of our employees are engaged in administration, finance, clinical, research and development, engineering, regulatory or sales and marketing functions. We believe our relations with our employees are good. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

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

Clinical trials

Clinical trials of medical devices in the United States, including clinical studies that assess new or modified uses for already marketed medical devices, are governed by the FDA’s Investigational Device Exemption (“IDE”) regulation. This regulation places significant responsibility on the sponsor of the clinical study including, but not limited to, choosing qualified investigators, monitoring the trial, submitting required reports, maintaining required records, and assuring investigators obtain informed consent, comply with the study protocol, control the disposition of the investigational device, submit required reports, etc.

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

On February 16, 2023, the European Parliament adopted a legislative proposal for the amendment of the EU MDR, which is expected to modify the current transitional provisions of Article 120 of the EU MDR allowing an extension in the validity of certain CE Certificates of Conformity until 26 May 2026, 31 December 2027 and 31 December 2028 (depending on the risk classification of the devices and subject to certain conditions). The Council of the European Union still needs to formally accept the Parliament’s position, after which the amendment will be published in the Official Journal of the European Union following the signature of the act. This amendment to the EU MDR may have an impact in our current CE Certificate of Conformity, by extending its validity beyond May 27, 2024.

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

Since January 1, 2021, the Medical Devices (EU Exit) Regulations 2020 introduced a number of changes to how medical devices are placed on the Great Britain’s market. The CE marking will continue to be recognized in Great Britain until July 2024, and certificates issued by Notified Bodies designated in the EEA will continue to be valid for the Great Britain market until July 2024. From July 2024, when the future UK Medical Device Regulations are expected to become applicable, manufacturers will have to obtain the UKCA mark to place a medical device on the Great Britain market. There are certain transition periods for existing CE and UKCA marked devices.

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

In addition, in some foreign countries, the proposed pricing for a medical device must be approved before it may be lawfully marketed. The requirements governing medical device pricing vary widely from country to country. For example, the EEA provides options for its Member States to restrict the range of medical devices for which their national health insurance systems provide reimbursement and to control the prices of medical devices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our medical devices to other therapies in order to obtain or maintain reimbursement or pricing approval. Other EEA countries allow companies to fix their own prices for medical devices, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new devices. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and use of our current products and any future products for which we may obtain marketing approval for which payment is or may become available under any federal health care program. Arrangements with third party payors, healthcare providers and physicians will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute products. In the United States, restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

●

The federal Anti-Kickback Statute (“AKS”) makes it illegal for any person, including a device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward, or in return for, the purchase, lease, recommendation, order, or arranging for the purchase, lease, or order, of any health care product or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including cash, improper discounts, and free or reduced-price items and services. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. There are a number of statutory exceptions and regulatory safe harbors protecting from prosecution some common activities like discounts, or engaging health care professionals to provide services to the company ; however, those exceptions and safe harbors are drawn narrowly, and there is no exception or safe harbor for many common business activities like educational grants or reimbursement support programs. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case by case basis based on the totality of the facts and circumstances.

●	The federal civil False Claims Act imposes liability, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, knowingly making, using, or causing to be made or used a false statement or record material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus significant mandatory penalties per false claim or statement for violations for each separate false claim, and the potential for exclusion from participation in federal healthcare programs. Conduct that violates the False Claims Act also may implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding- information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute also are deemed false or fraudulent claims for purposes of the False Claims Act. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

●	The Health Insurance Portability and Accountability Act of 1996, and its implementing regulations (collectively, “HIPAA”) imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also imposes certain obligations, including contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

●	The federal Physician Payments Sunshine Act and its implementing regulations, which requires that certain manufacturers of devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed, directly or indirectly, to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

●	Analogous state and foreign fraud and abuse laws and regulations, such as anti-kickback and false claims laws, which may apply to sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers, and state and local laws that require manufacturers to report information related to payments and other transfers of value to health care providers and state and local laws that require manufacturers to implement compliance programs or marketing codes. State laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts. Such laws are generally broad and are enforced by various state agencies and private actions.

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

However, in March 2022, the European Commission and the U.S. announced that they have agreed in principle on a new Trans-Atlantic Data Privacy Framework, as a successor arrangement to the EU-U.S. Privacy Shield. On December, 13 2022, the European Commission adopted a draft adequacy decision for the EU-U.S. Data Privacy Framework. This draft decision follows the signature of a US Executive Order by President Biden on October, 7 2022, along with the regulations issued by the U.S. Attorney General Merrick Garland. These two instruments implemented into U.S. law the agreement in principle announced by President von der Leyen and President Biden in March 2022. The draft adequacy decision, which reflects the assessment by the European Commission of the U.S. legal framework has now been published and transmitted to the EDPB for its opinion. The draft decision concludes that the U.S. ensures an adequate level of protection for personal data transferred from the EU to U.S. companies. The two sides are now expected to finalize the details of this agreement in principle and translate it into legal texts that will form the basis of a draft adequacy decision to be proposed by the European Commission.

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

Compliance with data transfer obligations involves documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA, the UK, or Switzerland to other countries not considered by the European Commission to provide an adequate level of data protection are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA, UK, or Switzerland is restricted, which could adversely impact our operating results.

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

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years from the date of our initial public offering in February 2018, which would be at the end of the current fiscal year, ending December 31, 2023, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. We intend to take advantage of these reporting exemptions described above until we are no longer an “emerging growth company.” Under the JOBS Act, “emerging growth companies” can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

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

Risks relating to our strategic alternative process, including risks related to:

●	the inability to identify and implement any strategic business combination or other transaction.
●	the negative consequences of any strategic transaction that we may consummate.
●	the operational and financial risks related to the negotiation and completion of a strategic transaction.
●	if we fail to complete a strategic transaction we may need to pursue bankruptcy, dissolution or liquidation.

Risks relating to our financial position and need for capital, including risks relating to:

●	the sustainability of our operations and ability to continue as a going concern.
●	the recurring losses from operations since inception and possibility of never becoming profitable.
●	our indebtedness to Kreos Capital VI (Expert Fund) LP and related restrictions under the Loan Agreement.
●	the need for substantial additional capital to fund our operations, and if we fail to obtain such financing, we may not be able to complete the development and commercialization of any of our product candidates.
●	the potential dilutive impact of issuing additional equity securities in connection with necessary capital raises.
●	our ability to use net operating loss carryforward and other tax attributes may be limited.

Risks related to government regulation and third-party reimbursement, including risks related to:

●	the impact of costly and complex current and future regulation.
●	our ability to successfully obtain or maintain the necessary government approvals or third party certifications to market our Pure-Vu System both domestically and throughout the EEA.
●	the need to obtain new 510(k) clearance or a new CE Certificate of Conformity in the event of new modifications which may require us to cease marketing or initiate recalls pending approval.
●	the potential for product malfunctions causing death or serious injury, subjecting us to enforcement actions.
●	the potential for recalls of our Pure-Vu System or the discovery of a serious safety issue with the product.
●	our Pure-Vu System is not currently separately reimbursable through private or government third-party payors.
●	the difficulty and increased costs of marketing approval and commercialization of our products due to recent and future legislation.
●	the potential liability if we fail to comply with fraud and abuse laws.
●	the potential liability and commercialization consequences if we engage in inappropriate promotion of our Pure-Vu System.
●	the potential for civil and/or criminal sanctions related to potential non-compliance with anti-corruption laws.
●	the laws and regulations governing international business operations and potential for adverse impacts on our business.

Risks related to our business operations, including risks related to:

●	having only one product, and the lack of assurance that we will develop any additional products.
●	being a medical technology company with a limited operating history.
●	potential non-acceptance of the Pure-Vu System by physicians and patients.
●	our ability to successfully commercialize our Pure-Vu System.
●	our limited sales and marketing organization and related difficulties for commercializing our Pure-Vu System.
●	the impact of any potential adverse side effects caused by our Pure-Vu System.
●	the impact of any security breaches, computer malware, computer hacking and other security incidents.
●	the breadth of data privacy laws and regulations.
●	the difficulties associated with achieving commercialization.
●	the difficulties related to training medical professionals on the safe and appropriate use of our products.
●	competition in the marketplace.
●	the potential for technological obsolescence.
●	the potential reputational damage and unforeseen costs if defects were identified in our products.
●	our ability to penetrate international markets.
●	our dependence on third party manufacturers to manufacture our Pure-Vu System.
●	the impact of Israeli regulations on outsourcing and development for our Pure-Vu System.

Risks related to our intellectual property rights, including risks related to:

●	our ability to properly safeguard our intellectual property rights.
●	the impact of potential intellectual property disputes.
●	the impact of employment and confidentiality disputes.

General risks, including risks related to:

●	the difficulties related to predicting and managing growth.
●	our ability to attract and retain key personnel.
●	the impact of product liability lawsuits.
●	the uncertainties related to exchange rate fluctuations.
●	the costs related to acquisition and investment activities.
●	the outbreaks of communicable diseases, including COVID-19, which may materially affect our business, financial condition and results of operation.

Risks related to our capital stock, including risks related to:

●	significant fluctuations in our quarterly operating results.
●	the unpredictability of the trading market.
●	a decrease in stock price related to a large sell-off.
●	our ability to remain compliant with the requirements of The Nasdaq Capital Market for continued listing, including regaining compliance with the $2.5 million minimum stockholders’ equity requirement.
●	the potential adverse effect on the liquidity of our Common Stock if we implement a reverse stock split.
●	the frequency, nature and content of equity analyst report.
●	the volatility of our share price.
●	royalty payments due under the terms of the Royalty Payments Rights Certificates.
●	reduced disclosure requirements as an “emerging growth company.”
●	costs and management time devoted to operations after we are no longer an “emerging growth company.”
●	our ability to manage internal controls to prevent fraud or errors.
●	our failure to maintain internal control over financial reporting.
●	our expectations that we will not pay dividends in the foreseeable future.
●	the likelihood that upon dissolution, stockholder will lose some or all portions of their investment.
●	the dilutive effect of additional issuances of preferred stock.
●	our choice of forum in the state of Delaware may discourage stockholder suits against us.

Risks related to our operations in Israel, including risks related to:

●	the impact of Israel’s political, economic and military instability on our research and development facilities and suppliers in the region.
●	royalty and other payments to the Israeli government as required by certain research and development grant terms.
●	the difficulties associated with enforcing a foreign court’s judgment and serving process in a foreign jurisdiction.
●	the impact of potential patent litigation.

Risks Related to our Strategic Alternative Process

We may not be successful in identifying and implementing any strategic business combination or other transaction.

We have engaged Lake Street to assist us in seeking a strategic transaction to benefit our shareholders. We continue to evaluate various potential strategic options for us, including a merger, reverse merger, sale or other strategic transaction. However, there can be no assurance that we will be able to identify a counterparty willing to move forward with us or, if we do, successfully consummate any particular strategic transaction. The biotech industry is a competitive industry and thus there are numerous competitors of ours for strategic transactions with a limited number of parties seeking a transaction on terms that would be beneficial to our shareholders. The process of evaluating these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders. Any delays in identifying a potential counterparty will cause our cash balance to continue to deplete, which could make us less attractive as a strategic counterparty. Our existing outstanding indebtedness with Kreos may also impact the interest of potential third parties and may negatively impact our ability to consummate a strategic transaction. The continued review of our strategic options may also create continued uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees necessary to maintain our ongoing operations or to execute any potential strategic options, which could have a material adverse effect on our business. Further, the market capitalization of our company is below the value of our cash and cash equivalents. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our remaining assets. As a result, we may not be able to execute on a strategic transaction before our cash position gets reduced, as a result of running a public company, to the point that we will need to pursue the winding down and dissolution of the company.

Any strategic transactions that we may consummate in the future could have negative consequences.

Any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decrease the value of our company. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, be successfully consummated, lead to increased stockholder value, or achieve the results hoped for. Any failure of such potential transaction to achieve the anticipated results could significantly impair the ability of a shareholder to realize any benefit from any future strategic transaction.

If we are successful in completing any strategic transaction, we may be exposed to other operational and financial risks.

The negotiation and consummation of any strategic transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

● increased near-term and long-term expenditures;

● our ability to service our outstanding indebtedness;

● exposure to unknown liabilities;

● higher than expected acquisition or integration costs;

● incurrence of substantial additional debt or dilutive issuances of equity securities to fund future operations;

● write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;

● increased amortization expenses;

● difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;

● impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;

● inability to retain key employees of our company or any acquired business; and

● possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our Board may decide to file for bankruptcy protection or pursue a dissolution and liquidation of our remaining assets. In such an event, as a result of our outstanding indebtedness, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such bankruptcy or liquidation as well as the amount of cash that will need to be reserved for our current debts, including repayment of amounts under our Loan Agreement (as defined below), and commitments and contingent liabilities and there may not be any cash or other assets to distribute to our stockholders.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board may decide to file for bankruptcy protection or pursue a dissolution of the company and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations and service our outstanding indebtedness. The process of bankruptcy or liquidation may be lengthy and we cannot make any assurances regarding the timing of completing such a process. If our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, including repayment of the indebtedness under our Loan Agreement, which debt is secured by our assets, prior to making any distributions in liquidation to our stockholders. There can be no assurance as to the amount of available cash that will be available to distribute to stockholders, if any, after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution. Our financial commitments and contingent liabilities would include: (i) repayment of our outstanding indebtedness under our Loan Agreement; (ii) personnel costs, including severance; (iii) contractual obligations to vendors and clinical study sites; (iv) non-cancelable lease obligations; and (v) potential litigation against us.

As a result of the requirement to reserve for contingencies, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a bankruptcy or dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a bankruptcy, liquidation, dissolution or winding up.

We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as discontinuations of clinical programs. These events may also result in investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to Our Financial Position and Need for Capital

There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail our operations.

Our financial statements as of December 31, 2022 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2022 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. We cannot assure you, however, that we will be able to achieve any of the foregoing. See Note 2 to our Consolidated Financial Statements for further details.

We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We expect to incur substantial expenses without corresponding revenues unless and until we expand our commercialization efforts. To date, as part of our initial U.S. market launch targeting early adopter hospitals, we have generated limited revenue from our Pure-Vu System, but we do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty. We expect to incur significant marketing expenses in the United States, Europe and elsewhere, and there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net loss for the years ended December 31, 2022 and December 31, 2021 was approximately $18.6 million and $19.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $141.4 million.

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

In order to service this indebtedness and any additional indebtedness we may incur in the future, we will need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either when they mature, or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our business operations and financial condition and we may need to file for bankruptcy protection.

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

We are currently operating at a loss and expect our operating costs will increase significantly as we incur costs associated with commercialization activities related to our Pure-Vu System. The independent registered public accounting firm that audited our 2022 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. At December 31, 2022, we had cash and cash equivalents of approximately $14.0 million.

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

Our product, and any products we may develop in the future, are subject to regulation by the FDA and other national, supranational, federal and state governmental authorities (both domestic and foreign). It can be costly and time-consuming to obtain regulatory clearance, approval, or certification to market a new or modified medical device or other product. Clearance and/or approval might not be granted on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing medical device obtain either FDA 510(k) pre-market clearance or pre-market approval before that product can be marketed or sold in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance or possibly premarket approval. The FDA has indicated that it intends to continue to enhance its pre-market requirements for medical devices. Although we cannot predict with certainty the future impact of these initiatives, it appears that the time and cost to get medical devices to market could increase significantly.

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

The sales and marketing of medical devices is under increased scrutiny by the FDA and other enforcement bodies, as well as by the competent authorities in foreign jurisdictions, such as EEA Member States. If our sales and marketing activities fail to comply with FDA or foreign regulations or guidelines, or other applicable laws, we may be subject to regulatory inquiries, warning letters, or enforcement actions from the FDA, or other enforcement bodies and foreign competent authorities.

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

In the EEA, we will be required to inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned changes to our quality management system or changes to our devices which could affect compliance with the GSPR set forth in the EU MDR, the safety and performance of the device or its conditions prescribed for use. The Notified Body will assess the changes and, if the assessment is favorable, issue a supplement to the CE Certificate of Conformity. The Notified Body may also determine that the planned changes require a new conformity assessment. For devices covered by CE Certificates of Conformity issued under the EU MDD (“legacy devices”), no significant changes in design or intended purpose are allowed after the date of application of the EU MDR (May 25, 2021). Any proposed changes to our products may oblige us to undertake future clinical and technical procedures and provide information in addition to that provided to support the initial conformity assessment.

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

There are numerous federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, false claims, and physician transparency laws. Our relationships with physicians and surgeons, hospitals and our independent distributors are subject to scrutiny under these laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of evolving interpretations and enforcement discretion. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. For a fuller discussion of the applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations applicable to our business, see Item 1 “Description of Business - Other Healthcare Laws and Compliance Requirements.”

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

We are a medical technology company with a limited operating history. We received clearance from the FDA, and a Certificate of Conformity which allows us to affix the CE Mark in the EEA, for our first generation and second generation Pure-Vu System and began commercialization in fourth quarter of 2019, with the first commercial placements of our second generation Pure-Vu System as part of our initial U.S. market launch targeting early adopter hospitals. We expect that sales of our Pure-Vu System will account for substantially all of our revenue for the foreseeable future. However, we have limited experience in selling our products and we may be unable to successfully commercialize our Pure-Vu System for a number of reasons, including:

●	market acceptance of our Pure-Vu System by physicians and patients will largely depend on our ability to demonstrate its relative safety, efficacy, cost-effectiveness and ease of use;

●	our inexperience in marketing, selling and distributing our products;

●	we may not have adequate financial or other resources to successfully commercialize our Pure-Vu System;

●	we may not be able to manufacture our Pure-Vu System in commercial quantities or at an acceptable cost;

●	the uncertainties associated with establishing and qualifying a manufacturing facility;

●	patients will not generally receive separate reimbursement from third-party payors for the use of our Pure-Vu System for colon cleansing, which may reduce widespread use of our Pure-Vu System;

●	the introduction and market acceptance of competing products and technologies;

●	rapid technological change may make our Pure-Vu System obsolete;

●	our inability to project in the short term the hospital medical device environment considering the global pandemic and strains on hospital systems; and

●	our inability to predict the financial impact of inflation on costs such as labor, freight and materials

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

The IIA Regulations also require that products developed with IIA grants be manufactured in Israel at a rate (scope) which will not be less than the rate of manufacturing and added value in Israel that were set forth in the relevant grant applications submitted to the IIA. Furthermore, the IIA Regulations require that the know how resulting from research and development according to an IIA-approved plan, not being the product developed within the framework of such approved plan, and any right deriving therefrom may not be transferred outside of Israel (including by way of certain licenses), unless prior approval is received from the IIA. We received approval for the transfer of manufacturing of the sleeves outside of Israel. The transfer outside of Israel of manufacturing which is connected with the IIA-funded knowhow will result in a higher royalty repayment rate and may further result in increased royalties (up to three times the aggregate amount of the IIA grants plus interest thereon). In addition, the transfer outside of Israel of IIA-funded knowhow may trigger additional payments to the IIA (up to six times the aggregate amount of the IIA grants plus interest thereon). Even following the full repayment of any IIA grants, we must nevertheless continue to comply with the requirements of the IIA Regulations. The foregoing restrictions and requirements for payment may impair our ability to transfer or sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any IIA-funded know how outside of Israel.

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

As of December 31, 2022, we had 43 full time employees and 6 part time employees. As our marketing and commercialization plans and strategies develop, we will need to expand the size of our employee and consultant base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize the Pure-Vu System and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

Any serious disruption with our suppliers or customers due to such outbreaks could impair our ability to meet and/or generate demand for our product, which may negatively impact our revenue, financial condition and commercial operations. Such outbreaks could also result in delays in or the suspension of our business partners manufacturing operations.

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

To date, as part of our initial U.S. market launch, we have generated limited revenue from our Pure-Vu System, but we do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty, and accordingly we may experience significant fluctuations in our quarterly operating results in the future. The rate of market acceptance of our Pure-Vu System could contribute to this quarterly variability. Our limited operating history complicates our ability to project quarterly revenue and any future revenue generated from sales of our Pure-Vu System may fluctuate from time to time. In addition, our expense levels are based, in part, on expectation of future revenue levels. A shortfall in expected revenue, if any, could, therefore, result in a disproportionate decrease in our net income. As a result, our quarterly operating results may be subject to significant fluctuations.

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

If we fail to regain compliance with the requirements for continued listing on Nasdaq, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

The Nasdaq Capital Market’s rules for listed companies requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock. In order to maintain our listing on Nasdaq, we must satisfy the continued listing requirements of Nasdaq for inclusion in the Nasdaq Capital Market, including among other things, a minimum stockholders’ equity of $2.5 million and a minimum bid price for our Common Stock of $1.00 per share.

On January 4, 2023, we received a letter from the Nasdaq Stock Market notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing under Nasdaq Listing Rule 5550(b)(1), which requires us to maintain stockholders’ equity of at least $2,500,000. On February 21, 2023, we submitted a plan to regain compliance and on March 9, 2023, the Staff notified the Company (the “Letter”) that it would be granted an extension until July 3, 2023, to demonstrate compliance with Listing Rule 5550(b)(1) to meet the continued listing requirements of The Nasdaq Capital Market, conditioned upon achievement of certain milestones included in a plan of compliance previously submitted to Nasdaq, including a plan to raise additional capital.

We intend to regain compliance with the applicable continued listing requirements of The Nasdaq Capital Market prior to the end of the compliance period set forth in the abovementioned letter. However, until Nasdaq has reached a final determination that we have regained compliance with all of the applicable continued listing requirements, there can be no assurances regarding the continued listing of our common stock on Nasdaq. In the event we fail to regain compliance within the compliance period, we would have the right to a hearing before an independent panel. The hearing request would halt any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing. The delisting of our common stock from Nasdaq would have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting would adversely affect our ability to raise capital on terms acceptable to us, if at all.

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

Pursuant to the terms of the Royalty Payment Rights Certificates (as defined in “Part III—Item 13—Certain Relationships and Related Transactions, and Director Independence— Royalty Payment Rights Certificates - Related Party Participation”) which were issued in connection with the conversion of all of our outstanding shares of Series A Convertible Preferred Stock upon the consummation of our IPO, we may be required to make certain royalty payments. After we generate sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, in excess of $20 million since our inception, then we will be required to pay to the holders of our Royalty Payment Rights Certificates a royalty equal to (i) three percent (3%) of our net sales, if any, in any calendar year, subject to a royalty cap amount per calendar year of $30 million. Additionally, after we receive any proceeds from the licensing of the current and potential future versions of the Pure-Vu System in excess of $3.5 million since our inception, then we will be required to pay to the holders of the Royalty Payment Rights Certificates a royalty equal to 5% of our licensing proceeds, if any, in any calendar year, subject to a royalty cap amount per calendar year of $30 million. The royalties will be payable up to the later of (i) the latest expiration date for our current patents (which is currently March 2038), or (ii) the latest expiration date of any pending patents as of the date of the initial closing of the 2017 Private Placement that may be issued in the future.

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

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years from the date of our initial public offering in February 2018, which would be at the end of the current fiscal year, ending December 31, 2023, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we remain an emerging growth company, we are permitted and intend to take advantage of the exemptions contained in the JOBS Act, including that our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act. We will remain an “emerging growth company” for up to five years from the date of our initial public offering in February 2018, which would be at the end of the current fiscal year, ending December 31, 2023, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30th before that time, we would cease to be an “emerging growth company” as of the following December 31st. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In the past, we have identified material weaknesses in our controls which we subsequently remediated. We cannot assure investors that we will not have other material weaknesses in our internal control over financial reporting in the future.

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

As of December 31, 2022, we had received grants from the IIA in the aggregate amount of $1.3 million, and had a contingent obligation to the IIA up to an aggregate amount of approximately $1.4 million (assuming no increase, per the IIA Regulations, as described below). As of December 31, 2022, we paid a minimal amount to the IIA. We may apply for additional IIA grants in the future. However, as the funds available for IIA grants out of the annual budget of the State of Israel are subject to the pre-approval of the IIA and have been reduced in the past and may be further reduced in the future, we cannot predict whether we will be entitled to – or approved for – any future grants, or the amounts of any such grants (if approved).

In exchange for these grants, we are required to pay royalties to the IIA of 4% (which may be increased under certain circumstances) from our revenues generated (in any fashion) from knowhow developed using IIA grants, up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest at the rate of 12-month LIBOR.

The IIA Regulations also require that products developed with IIA grants be manufactured in Israel at a rate (scope) which will not be less than the rate of manufacturing and added value in Israel that were included in the relevant grant applications submitted to the IIA. Furthermore, the IIA Regulations require that the know-how resulting from research and development according to an IIA-approved plan, not being the product developed within the framework of such approved plan, and any right deriving therefrom may not be transferred outside of Israel (including by way of certain licenses), unless prior approval is received from the IIA. We received approval for the transfer of manufacturing of the sleeves outside of Israel. The transfer outside of Israel of manufacturing which is connected with the IIA-funded knowhow will result in a higher royalty repayment rate and may further result in increased royalties (up to three times the aggregate amount of the IIA grants plus interest thereon). Even following the full repayment of any IIA grants, we must nevertheless continue to comply with the requirements of the IIA Regulations. The foregoing restrictions and requirements for payment may impair our ability to transfer or sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any IIA-funded know-how outside of Israel.

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

We currently rent 7,836 square feet of space in Tirat Carmel, Israel. This facility is used for office space as well as laboratories for product development. We entered the lease on January 2015, and the lease was for a period of five-years. Annual rent is $82 thousand per year. The lease was set to expire on December 31, 2019. In July 2019, we exercised the option to extend the lease expiration to December 31, 2022. We entered into a new tenancy contract with the facility for a period of twelve months from January 1, 2023 to December 31, 2023. Rent is approximately $192 thousand for the twelve months.

On April 13, 2017, we entered into a lease for a facility in Fort Lauderdale, Florida, which we began occupying in October 2017. On December 20, 2017, we entered into a lease amendment upon remeasurement of the lease space. The facility currently consists of 4,554 square feet, which increased to 6,496 square feet by the second year of the lease. The term runs for seven years and two months from September 2017. Annual base rent was amended to $159 thousand per year, subject to annual increases of 2.75%. This facility is used for office space as well as laboratories for both quality assurance and product development. In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc. (OBIO), formerly a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. Pursuant to the Shared Space Agreement, the Company granted a license to OBIO for the use of portions of the office space not being used by the Company in the Company’s leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which previously covered approximately 35% of the Premises and was to expand incrementally to approximately 60 to 70% of the Premises by September 2024. In May 2022, the Company entered into an amendment to the Shared Space Agreement. Pursuant to the amendment, the area covered by the Shared Space Agreement was expanded to 95% of the premises and the aggregate license fees will generally range from approximately $212 thousand to approximately $270 thousand in any given calendar year during the term of the Shared Space Agreement until the termination of the lease in November 2024.

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

Holders of Record

As of February 14, 2023, we had approximately 122 holders of record of our Common Stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Overview

We have developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures. The Pure-Vu System is also CE marked in the European Economic Area (EEA) for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. Challenges exist for inpatient colonoscopy and endoscopy, particularly for patients who are elderly, with comorbidities, or active bleeds, where the ability to visualize, diagnose and treat is often compromised due to debris, including fecal matter, blood, or blood clots. We believe this is especially true in high acuity patients, like GI bleeding where the existence of blood and blood clots can impair a physician’s view and removing them can be critical in allowing a physician the ability to identify and treat the source of bleeding on a timely basis. We believe use of the Pure-Vu System may lead to positive outcomes and lower costs for hospitals by safely and quickly improving visualization of the colon and upper GI tract, potentially enabling effective diagnosis and treatment without delay. In multiple clinical studies to date, involving the treatment of challenging inpatient and outpatient cases, the Pure-Vu System has consistently helped achieve adequate bowel cleanliness rates greater than 95% following a reduced prep regimen. We also believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we believe that during 2021 approximately 1.5 million inpatient colonoscopy procedures were performed in the U.S. and approximately 4.8 million worldwide. Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System has been assigned an ICD-10 code in the US. The system does not currently have unique codes with any private or governmental third-party payors in any other country or for any other use; however, we intend to pursue reimbursement activities in the future, particularly in the outpatient colonoscopy market. We received 510(k) clearance in February 2022 from the FDA for our Pure-Vu EVS System and have commenced initial commercialization of this product. We do not expect to generate significant revenue from product sales until we further expand our commercialization efforts, which is subject to significant uncertainty.

In January 2023, we committed to a restructuring initiative designed to position us to explore a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. We have engaged Lake Street Capital to advise us in this process. Potential strategic alternatives that may be considered by us are expected to include an acquisition, merger, reverse merger, other business combination, sale of assets, licensing and other strategic transactions. The restructuring initiative primarily includes the reduction of our workforce. We intend to continue to evaluate and identify other areas of its business to enhance efficiencies and improve processes, with a goal to further lower its operating expenses and capital needs. We have reduced our quarterly cash expenditures by approximately 35% by eliminating approximately 45% of our workforce during the first quarter of 2023. In connection with the restructuring, we expect to incur a non-recurring charge of approximately $1.0 to $2.0 million in the first quarter of 2023.

Financial Operations Overview

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $18.6 million for the year ended December 31, 2022, and we expect to continue to incur net operating losses for the foreseeable future. As of December 31, 2022, we had $14.0 million in cash and cash equivalents and an accumulated deficit of $141.4 million. We expect our current spend level to continue in connection with ongoing operating activities, including expenditures in R&D, sales and marketing, clinical affairs and manufacturing. As described above, we committed to a restructuring initiative designed to reduce our expenses and position us to explore a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. In addition, in order to continue to operate as a standalone company, we would need additional financing to support our continuing operations. We also have significant debt under our Loan Agreement with Kreos which could negatively impact our ability to operate or consummate a strategic transaction.

 If a strategic transaction is not completed, or if additional financing is not available, we may not be able to service our outstanding indebtedness and our payables and may have to file for bankruptcy protection or pursue a dissolution of the Company and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations and service our outstanding indebtedness. We cannot provide assurance as to the amount of cash that will be available to distribute to stockholders, if any, after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any.

We continue to seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties and evaluating other strategic alternative transactions including an acquisition, merger, reverse merger, other business combination, sale of assets, licensing and other transactions. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital or execute a strategic transaction as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so. Additionally, the effects of inflation on costs such as labor, freight, and materials as well as the ongoing volatility in the financial markets may negatively affect the financial performance and the liquidity of the business. Furthermore, the potential impact of COVID-19, which continues to evolve, on the operation of our business, related to possible travel advisories and restrictions and production delays, are highly uncertain and cannot be predicted.

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

Inventory

Inventory is accounted for at lower of cost and net realizable value using the weighted average cost method. The determination of whether inventory costs will be realizable requires estimates by management. We perform an assessment of the realizability of inventory during each reporting period, including write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence, future sales forecasts, and any changes in the commercial business. We write-down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Inventories that exceed estimated realization for the next twelve months from balance sheet date based on future sales forecasts are classified as long-term assets.

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

Results of Operations

Comparison of Year Ended December 31, 2022 and 2021

Revenue

As of December 31, 2022, we have generated a limited amount of revenue from the sales of products. We do not expect to generate significant revenue from product sales until we further expand our commercialization efforts for the Pure-Vu EVS System, which is subject to significant uncertainty.

Revenue totaled $592.0 thousand for the year ended December 31, 2022, compared to $391.0 thousand for the year ended December 31, 2021. The increase of $201.0 thousand was primarily attributed to sales of the new EVS product launched in 2022.

Cost of Revenue

Cost of revenue for the year ended December 31, 2022 totaled $796.0 thousand, compared to $624.0 thousand for the year ended December 31, 2021. The increase of $172.0 thousand was primarily attributed to an increase of inventory impairment of $155.0 thousand and by an increase in the cost of the volume sold of our evaluation and commercial units of $17.0 thousand. Cost of revenue, net of impairments for the year ended December 31, 2022 totaled $198.0 thousand, compared to $181.0 thousand, which resulted in a gross profit of 67% and 54% for the year ended December 31, 2022 and 2021, respectively.

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

Research and development expenses for the year ended December 31, 2022 totaled $5.6 million, compared to $5.3 million for the year ended December 31, 2021. The increase of $0.3 million was primarily attributable to increases of $0.4 million in payroll and related costs, $0.5 million of clinical trial costs, partially offset by decreases of $0.2 million in share-based compensation and $0.4 million in material costs.

Sales and Marketing

Sales and marketing expenses consist of costs primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the Pure-Vu System.

Sales and marketing expenses for the year ended December 31, 2022 totaled $4.4 million, compared to $3.1 million for the year ended December 31, 2021. The increase of $1.3 million was primarily attributable to increases of $1.3 million in payroll and related costs, $0.2 million in demonstrational product, $0.2 million in promotional and tradeshow, partially offset by a decrease of $0.3 million in professional services and $0.1 million in share-based compensation.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees.

General and administrative expenses for the year ended December 31, 2022 totaled $7.6 million, compared to $9.3 million for the year ended December 31, 2021. The decrease of $1.7 million was primarily attributed to decreases of $0.4 million in payroll and related costs, $1.4 million in share-based compensation, and $0.2 million in investor and public relation costs, partially offset by an increase of $0.3 million in other general and administrative costs.

Other Income and Expenses

Other expense, net for the year ended December 31, 2022 totaled $0.7 million compared to other expense, net of $1.1 million for the year ended December 31, 2021. The decrease of $0.4 million in other expense, net was primarily attributable to an increase of $0.5 million in finance expense, offset by an increase of $0.7 million from the gain on the change in estimated fair value of contingent royalty obligation and a $0.2 million decrease in loss on extinguishment of debt extinguishment.

Liquidity and Capital Resources

To date, we have generated minimal revenues, experienced negative operating cash flows and have incurred substantial operating losses from our activities. We expect operating costs will increase significantly as we incur costs associated with commercialization activities related to the Pure-Vu System. As described above under “—Overview” and “—Financial Operations Overview,” we have adopted a restructuring program in January 2023 intended to reduce our operating costs and other expenses and have commenced a process to evaluate strategic alternatives. If a strategic transaction is not completed, or if additional financing is not available, we may not be able to service our outstanding indebtedness and our payables and may have to file for bankruptcy protection or pursue a dissolution of the company and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations and service our outstanding indebtedness. We cannot provide assurance as to the amount of cash that will be available to distribute to stockholders, if any, after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any.

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the year ended December 31, 2022, we sold approximately 2.2 million shares of our common stock under this agreement, resulting in net cash proceeds of $9.9 million, after deducting issuance costs of $0.4 million. From January 1, 2023 to March 14, 2023, the Company issued and sold approximately 119,104 common shares of our common stock under this agreement, resulting in net cash proceeds of approximately $118.0 thousand, after deducting issuance costs $4.0 thousand.

Rising inflation and financial market volatility may adversely impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, and changing priorities could also affect our ability to enter into key agreements. COVID-19 and government measures taken in response have also had an impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as certain medical services and supplies, have spiked, while demand for other goods and services have fallen. The future progression of the outbreak and its longer-term effects on our business and operations continue to evolve and are still uncertain. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts related to the outbreak in certain parts of the world. These disruptions may negatively impact our sales, results of operations, financial condition, and liquidity into 2023.

Our ability to continue as a going concern for the next twelve months from the issuance of our Annual Report on Form 10-K, depends on our ability to execute our business plan, increase revenue and reduce expenditures. As of December 31, 2022, we had cash and cash equivalents of $14.0 million and an accumulated deficit of $141.4 million. Based on our current business plan, we believe our cash and cash equivalents as of December 31, 2022 will be sufficient to meet our anticipated cash requirements into Q2 2023. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants, as well as evaluate other strategic alternative transactions. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Cash Flows

The following table provides information regarding our cash flows for each of the periods below:

	Years Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(17,467)	$(14,422)
Net cash used in investing activities	(224)	(470)
Net cash provided by financing activities	9,170	16,636
Net (decrease) increase in cash and cash equivalents	$(8,521)	$1,744

Operating Activities

During the year ended December 31, 2022, operating activities used $17.5 million of cash, due to our net loss of $18.6 million, offset by non-cash expenses principally related to share-based compensation expense of $1.8 million, depreciation and amortization of $0.5 million, amortization of debt issuance costs of $0.3 million, impairment of inventory of $0.6 million, amortization of operating lease right of use asset of $0.3 million and offset by a gain on the change in estimated fair value of contingent royalty obligation of $0.5 million, changes in net working capital items principally related to the decrease in inventory of $1.3 million, and the increase in accounts payable and accrued expenses of $0.7 million.

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $0.2 million related to the purchase of fixed assets.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $9.2 million, related to proceeds from issuance of common shares of $10.3 million, offset by repayments under term loans of $0.7 million and equity financing fees of $0.4 million.

Shelf Registration Statement

On March 16, 2021, we filed a shelf registration statement (File No. 333-254343) with the Securities and Exchange Commission (the “2021 Shelf Registration Statement”), which was declared effective on March 26, 2021, that allows us to offer, issue and sell up to a maximum aggregate offering price of $100.0 million of any combination of our Common Stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of December 31, 2022, we have not sold any securities under the 2021 Shelf Registration Statement, except as described below.

The 2021 Shelf Registration Statement includes a prospectus registering the at-the-market offering program pursuant to the Equity Distribution Agreement with Oppenheimer, under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the year ended December 31, 2022, we sold approximately 2.2 million shares of Common Stock pursuant to the above-described Equity Distribution Agreement, resulting in net cash proceeds of $9.9 million, after deducting issuance costs of $0.4 million.

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

Contractual Obligations and Commitments

For Operating Leases and Other Commitments

For further information, refer to Note 5 and Note 7 of the Notes to the Consolidated Financial Statements included in Pages F-15 through F-17 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed pursuant to this Item 8 are found on pages F-1 through F-25.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our officers and directors.

Name	Age	Position(s)
Timothy P. Moran	51	Chief Executive Officer and Director
Mark Pomeranz	61	President, Chief Operating Officer and Director
Andrew Taylor	52	Chief Financial Officer
David Hochman	47	Chairman of the Board
Darren Sherman	51	Director
Shervin Korangy	48	Director
Gary J. Pruden	61	Director
Sonja Nelson	49	Director

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

Mark Pomeranz, President, Chief Operating Officer and Director

See description under Management.

David P. Hochman, Chairman of the Board

Mr. Hochman has served as the Chairman of our board of directors since 2016, and as Chairman of the Board of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, since 2011. Since January 2023, he has been Chairman and Chief Executive Officer of Orchestra BioMed Holdings, Inc. (Nasdaq: OBIO), the parent company of Orchestra BioMed, Inc., a biomedical innovation company focused on bringing high-impact procedure-based therapeutic innovations to life through risk-reward sharing partnerships, which he founded and of which he has served as Chairman and Chief Executive Officer since May 2018. From 2006 until 2019, he served as Managing Partner of Orchestra Medical Ventures, LLC, an investment firm that employed a strategy to create, build and invest in medical technology companies intended to generate substantial clinical value. Mr. Hochman has also served as President of Accelerated Technologies, Inc., a medical device accelerator company previously managed by Orchestra Medical Ventures, LLC, and now a wholly owned subsidiary of Orchestra BioMed, Inc. Mr. Hochman has over twenty-four years of medical innovation, entrepreneurial, venture capital and investment banking experience. He was a co-founder of Caliber Therapeutics, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc., and was on the Board of Caliber Therapeutics, Inc. from 2009 until 2018. He was a co-founder of BackBeat Medical, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc., and served as its President and a member of its Board since inception in 2010 until 2018. He was a co-founder of FreeHold Surgical, Inc., a wholly owned subsidiary of Orchestra BioMed, Inc., and served as a member of its Board from 2011 until 2018. Mr. Hochman served as a board member of Corbus Pharmaceuticals Holdings, Inc. (NASDAQ: CRBP), a clinical-stage drug development company pioneering transformative medicines that target the endocannabinoid system, from 2013 until 2020. He also served as a director of Adgero Biopharmaceuticals Holdings, Inc until 2020 when it was acquired by Kintara Therapeutics, Inc. (NASDAQ: KTRA). Prior to joining Orchestra Medical Ventures LLC, Mr. Hochman was Chief Executive Officer of Spencer Trask Edison Partners, LLC, an investment partnership focused on development stage healthcare companies. He was also Managing Director of Spencer Trask Ventures, Inc. during which time he led financing transactions for over twenty early-stage companies. From 1999 to 2006 Mr. Hochman was a board advisor of Health Dialog Services Corporation, a leader in collaborative healthcare management that was acquired in 2008 by the British United Provident Association. From 2005 to 2007, he was a co-founder and board member of PROLOR Biotech, Inc., a biopharmaceutical company developing longer lasting versions of approved therapeutic proteins, which was purchased by Opko Health (NYSE: OPK) in 2013. He is also President and a Board Member of the Mollie Parnis Livingston Foundation, a family foundation. He has a B.A. degree with honors from the University of Michigan. Mr. Hochman was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, his leadership experience at other public companies, including medical technology companies, his financial experience and his expertise in governance matters.

Darren Sherman, Director

Mr. Sherman has been a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, since 2011 and has served on our board of directors since December 2016. Since May 2018, Mr. Sherman has been President, Chief Operations Officer and a member of the Board of Directors of Orchestra BioMed Holdings, Inc., (NASDAQ: OBIO)., a biomedical innovation company focused on bringing high-impact procedure-based therapeutic innovations to life through risk-reward sharing partnerships. Mr. Sherman has over 27 years of management and entrepreneurial experience in the medical technology industry spanning interventional cardiology, cardiac electrophysiology, sudden cardiac death, stroke, surgery, GI, and neurovascular therapies. From 2009 until December 2019, Mr. Sherman served as Managing Partner of Orchestra Medical Ventures, LLC, an investment firm that employed a strategy to create, build and invest in medical technology companies intended to generate substantial clinical value. Mr. Sherman has also served as Chief Technical Officer of Accelerated Technologies, Inc. (ATI), a medical device accelerator company managed by Orchestra Medical Ventures, LLC, from 2008 to 2019, and now a wholly owned subsidiary of Orchestra BioMed, Inc. From 2009 until March 2018, Mr. Sherman served as Chief Executive Officer and a director of Caliber Therapeutics, Inc., from 2012 until March 2019 served as Chief Executive Officer and a director of FreeHold Surgical, Inc., and from 2009 until March 2019 he served as a director of BackBeat Medical, Inc., each of which entities are now wholly owned subsidiary of Orchestra BioMed, Inc.. From 2009 until 2016, he served on the board of directors of Vivasure Medical Limited, a medical device company based in Galway, Ireland. Prior to joining Orchestra Medical Ventures, LLC, from February 2002 until March 2008, Mr. Sherman held various positions in executive management for Cordis Neurovascular (CNV), a Johnson & Johnson company, including Executive Director R&D and Director of Strategic Marketing for stroke products. From January 1997 until February 2002, Mr. Sherman played an integral role in the formation and development of Revivant Corp (acquired by Zoll Medical Corporation) while working at Fogarty Engineering. He was Revivant Corp’s first employee and managed the design, development, and testing of the AutoPulse device from concept through market introduction. From January 1995 until January 1997, Mr. Sherman held positions in research and development for Cardiac Pathways Corp., prior to its acquisition by Boston Scientific. Prior to Cardiac Pathways Corp., he worked at Baxter Healthcare. In each of these companies, he participated in the creation, development and launch of products. Mr. Sherman has authored more than ninety U.S. patents and has over one-hundred additional published applications. He earned a BS degree in Bioengineering from the University of California, San Diego. Mr. Sherman was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, and his leadership experience at other companies, including medical technology companies.

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

Gary J. Pruden, Director

Mr. Pruden has served on our board of directors since December 2017. Prior to joining us, from 1985 until 2017, Mr. Pruden held a number of senior commercial leadership positions across both the medical devices and pharmaceutical sectors of Johnson & Johnson (NYSE: JNJ). In April 2004, he became President of the Johnson & Johnson subsidiary, Janssen-Ortho Inc. in Canada. In January 2006, Mr. Pruden was appointed Worldwide President of Ethicon, Inc., a Johnson & Johnson subsidiary, and in 2009 became the Company Group Chairman of Ethicon, Inc. In 2012, he was named Worldwide Chairman of Johnson & Johnson’s Global Surgery Group and in 2015 he became Worldwide Chairman in the Medical Devices division. In April 2016, Mr. Pruden became a member of the Executive Committee at Johnson & Johnson where his official title was Executive Vice President, Worldwide Chairman, Medical Devices. Mr. Pruden also served in several capacities with the Advanced Medical Technology Association (AdvaMed), a medical device trade association, where he participated in negotiations with the FDA. While at AdvaMed Mr. Pruden served as a member of the Board of Directors, as Chair of the AdvaMed Regulatory Committee, and as a member of the AdvaMed Executive Committee. Mr Pruden serves as an independent board member for Olympus Corporation, (OTCMKTS: OCPNY) (and serves as a member of its compensation committee), Lantheus Holdings, Inc. (NASDAQ: LNTH) (and serves as a member of its Audit committee and the chair of its Compensation committee), OSSIO Inc, and Avisi Technologies Inc. Mr. Pruden received his B.S. degree in finance at Rider University, where he later served on the Board of Trustees from 2011 until 2015. Mr. Pruden was selected as a director due to his global management and regulatory experience with medical device and pharmaceutical products and his financial experience in leading a large business.

Sonja Nelson, Director

Ms. Nelson has served on our board of directors since June 2021. In June 2021, Ms. Nelson began serving as the Chief Financial Officer of Ambrx Biopharma, Inc, (NYSE: AMAM ) and beginning October 2022, as the company’s Chief Financial and Operating Officer. Prior to that, Ms. Nelson, served as the Senior Vice President, Finance, of ImmunityBio, Inc. (NASDAQ: IBRX), from March 2021 to June 2021. Ms. Nelson served as the Chief Financial Officer of NantKwest, Inc. from June 2018 to March 2021, at which time NantKwest, Inc. merged with ImmunityBio, Inc. (NASDAQ: IBRX). Ms. Nelson previously served as the Chief Accounting Officer of NantKwest, Inc. from May 2016 to June 2018 and as the VP/Corporate Controller of NantKwest, Inc. from November 2015 to May 2016. Ms. Nelson also served as a director of Inex Bio (a subsidiary of NantKwest, Inc., now merged with ImmunityBio, Inc. (NASDAQ: IBRX)) from October 2017 to June 2021. Prior to joining NantKwest, Inc., Ms. Nelson was Vice President and Corporate Controller at AltheaDx, Inc. from July 2014 through October 2015. Previously, Ms. Nelson was Senior Director and Controller at Cadence Pharmaceuticals, Inc. (acquired by Mallinckrodt plc) from May 2012 through June 2014. Prior to that, Ms. Nelson was Director, General Accounting at Cricket Communications, Inc. (acquired by AT&T, Inc.) from September 2008 through May 2012. Ms. Nelson began her career with KPMG LLP, holds a Bachelor’s degree in business administration with specialization in taxation and auditing from the University of Applied Sciences in Pforzheim, Germany, and is a Certified Public Accountant. Ms. Nelson was selected as a director due to her management experience with pharmaceutical and consumer health products, and her financial and accounting experience.

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

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer during the fiscal year ended December 31, 2022, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2022, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2022. The persons listed in the following table are referred to herein as the “named executive officers”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Timothy P. Moran	2022	475,000	-	79,398	79,398	49,803	(3)	683,599
Chief Executive Officer	2021	475,000	265,050	250,980	202,758	47,282	(3)	1,241,070

Mark Pomeranz	2022	385,000	-	43,102	43,092	44,311	(3)	515,505
President and Chief Operating Officer	2021	385,000	229,025	115,700	93,470	34,837	(3)	858,032

Andrew Taylor	2022	330,000	-	43,102	43,092	49,803	(3)	465,997
Chief Financial Officer	2021	310,000	115,320	106,800	86,280	42,332	(3)	660,732

(1)	Amounts reflect the grant date fair value of option awards granted in 2022 and 2021 in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements and the discussion under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised.
(2)	Amounts reflects the grant date fair value of stock awards granted in 2022 and 2021 computed in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements.
(3)	Amounts relate to corporate and health benefits and 401K employer match.

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

In connection with his employment agreement, Mr. Moran was granted (i) an option, granted on November 8, 2018 to purchase 24,750 shares (the “Initial Option Grant”) of our Common Stock pursuant to the our 2016 Equity Incentive Plan (the “Plan”), at an exercise price equal to $75.60 per share and (ii) a restricted stock unit award, granted on February 13, 2019, for 8,250 shares of Common Stock pursuant to the Plan (the “Initial Restricted Stock Unit Award”). The Initial Option Grant vests in substantially equal quarterly installments over three years commencing from October 1, 2018, subject to Mr. Moran’s continued employment by us. The Initial Restricted Stock Unit Award vests in substantially equal quarterly installments over four years commencing from October 1, 2018, subject to Mr. Moran’s continued employment by us. The stock option grant agreement and restricted stock unit award agreements include terms and conditions set forth in our standard forms of such agreements under the Plan. In addition, pursuant to the terms of his employment agreement, Mr. Moran is eligible to receive, from time to time, equity awards under the Plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or Compensation Committee, in their discretion. Mr. Moran is also eligible to participate in any executive benefit plan or program we adopt. Further, Mr. Moran received employment buy-out payments (the “Employment Buy-Out Payments”) in the amount of $400,000 each on March 1, 2019, November 1, 2019, March 1, 2020 and November 1, 2020.

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

The amended and restated employment agreement with Mr. Pomeranz became effective on September 24, 2018, provides for employment on an at-will basis, and contains non-disclosure and invention assignment provisions. Under the terms of the amended and restated employment agreement, Mr. Pomeranz holds the position of President and Chief Operating Officer, and receives a base salary of $385,000 annually (the “Pomeranz Base Salary”). In addition, Mr. Pomeranz is eligible to receive (i) for the calendar year ending December 31, 2018, a bonus payment in an amount equal to up to thirty one and one quarter percent (31.25%) (the “2018 Bonus Target”) of his then base salary (the “2018 Bonus”) if our board of directors determines that he has met the target objectives communicated to him, with a payout range for the 2018 Bonus of between fifty percent (50%) and two hundred percent (200%) of the 2018 Bonus Target, and (ii) effective January 1, 2019 and thereafter an annual bonus payment (the “Pomeranz Performance Bonus”) in an amount equal to up to fifty percent (50%) of the Pomeranz Base Salary if our board of directors determines that he has met the target objectives communicated to him. Payout parameters for the Pomeranz Performance Bonus will be determined by our board of directors based upon parameters set by our board of directors and CEO for an overall executive bonus program using market data and analysis input from a third-party expert compensation firm. In May 2017, pursuant to his original employment agreement, Mr. Pomeranz received a grant of options to purchase up to 25,555 shares of our Common Stock pursuant to our Equity Incentive Plan with an exercise price of $100.00 per share, of which fifty-three percent (53%) were fully vested when issued, forty percent (40%) vest in a series of twelve (12) successive equal quarterly installments upon the completion of each successive calendar quarter of active service over the three (3) year period measured from the date of grant, as was determined by the Compensation Committee of our board of directors, and seven percent (7%) will not become fully vested until December 22, 2019. This option was repriced to $90.00 per share in September 2017. Pursuant to the terms of the amended and restated employment agreement, Mr. Pomeranz is also eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or Compensation Committee, in their discretion. Mr. Pomeranz is also eligible to participate in any executive benefit plan or program we adopt.

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

The amended and restated employment agreement with Mr. Taylor became effective on March 26, 2019, as subsequently amended on March 15, 2021, provides for employment on an at-will basis, and contains non-disclosure and invention assignment provisions. Under the terms of the amended and restated employment agreement, Mr. Taylor holds the position of Chief Financial Officer, and receives a base salary of $330,000 annually (the “Taylor Base Salary”). In addition, Mr. Taylor is eligible to receive, for any bonus period subsequent to December 31, 2019, an annual bonus payment (the “Taylor Performance Bonus”) in an amount equal to up to forty percent (40%) of the Taylor Base Salary if our board of directors determines that he has met the target objectives communicated to him. Payout parameters for the Taylor Performance Bonus will be determined by our board of directors based upon parameters set by our board of directors and CEO for an overall executive bonus program using market data and analysis input from a third-party expert compensation firm. In September 2017, pursuant to his original employment agreement, Mr. Taylor received a grant of options to purchase up to 12,000 shares of our Common Stock pursuant to our Equity Incentive Plan with an exercise price of $90.0 per share, which vests in a series of twelve (12) successive equal quarterly installments upon the completion of each successive calendar quarter of active service over the three (3) year period measured from the date of grant, as determined by the Compensation Committee of our board of directors. Pursuant to the terms of the amended and restated employment agreement, Mr. Taylor is also eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or Compensation Committee, in their discretion. Mr. Taylor is also eligible to participate in any executive benefit plan or program we adopt.

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

Outstanding Equity Awards at Fiscal Year-End Table – 2022

The following table summarizes, for each of the named executive officers, the number of shares of our Common Stock underlying outstanding stock options held as of December 31, 2022.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise		Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not
Name	Exercisable	Unexercisable	Price ($)		Date	Vested		Vested ($)

Timothy P. Moran (CEO)	24,749	-	$75.60	(1)	November 8, 2028	9,970	(9)	8,375
	1,446	-	$86.40	(2)	February 13, 2029
	4,500	685	$43.20	(3)	February 6, 2030
	10,000	-	$23.40	(4)	June 11, 2030
	9,500	-	$14.80	(5)	November 11, 2030
	4,112	2,937	$35.60	(11)	February 17, 2031
	2,187	6,563	9.20	(12)	February 10, 2032

Mark Pomeranz (COO)	3,361	-	$47.60	(6)	April 2, 2024	5,220	(10)	4,385
	25,555	-	$90.00	(7)	May 3, 2027
	6,431	-	$86.40	(2)	February 13, 2029
	1,848	168	$43.20	(3)	February 6, 2030
	4,000	-	$23.40	(4)	June 11, 2030
	3,750	-	$14.80	(5)	November 11,2030
	1,893	1,356	$35.60	(11)	February 17, 2031
	1,187	3,562	$9.20	(12)	February 10, 2032

Andrew Taylor (CFO)	11,999	-	$90.00	(8)	September 29, 2027	5,089	(10)	4,275
	3,537	-	$86.40	(2)	February 13, 2029
	2,112	192	$43.20	(3)	February 6, 2030
	4,500	-	$23.40	(4)	June 11, 2030
	3,900	-	$14.80	(5)	November 11, 2030
	1,750	1,250	35.60	(11)	February 17, 2031
	1,185	3,564	$9.20	(12)	February 10, 2032

(1)	Represents options to purchase shares of our Common Stock granted on November 8, 2018 with an exercise price of $75.60 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on October 1, 2018 and continuing on the first day of each third month thereafter.
(2)	Represents options to purchase shares of our Common Stock granted on February 13, 2019 with an exercise price of $86.40 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter.
(3)	Represents options to purchase shares of our Common Stock granted on February 6, 2020 with an exercise price of $43.20 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2020 and continuing on the first day of each third month thereafter.
(4)	Represents options to purchase shares of our Common Stock granted on June 11, 2020 with an exercise price of $23.40 per share. The shares underlying the option vest on the first anniversary of the date of grant.
(5)	Represents options to purchase shares of our Common Stock granted on November 11, 2020 with an exercise price of $0.74 per share. The shares underlying the option vest on the first anniversary of the date of grant.
(6)	Represents options to purchase shares of our Common Stock granted on April 2, 2014, under the Motus GI Medical Technologies LTD Employee Share Option Plan that were outstanding as of the Share Exchange Transaction, which were assumed by the 2016 Equity Incentive Plan (the “2016 Plan”) and continue in effect in accordance with their terms, on an adjusted basis to reflect the Share Exchange Transaction. 61% of the option was vested as of December 31, 2017, with the remaining 39% of the option vesting in full in November 2018.

(7)	Represents options to purchase shares of our Common Stock granted on May 4, 2017, with an exercise price of $100.00 per share. Fifty-three percent (53%) of the option vested immediately upon grant, forty percent (40%) of the option vests in a series of twelve (12) successive equal quarterly installments commencing on May 4, 2017 and continuing on the first day of each third month thereafter, and the remaining seven percent (7%) of the option vests on December 22, 2019. This option was repriced to $90.00 per share in September 2017.
(8)	Represents options to purchase shares of our Common Stock granted on September 29, 2017, with an exercise price of $90.00 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on December 1, 2017 and continuing on the first day of each third month thereafter.
(9)	Represents RSUs granted on October 1, 2018, February 13, 2019, February 6, 2020, and February 17, 2021. The shares underlying the RSUs granted on October 1, 2018 and February 13, 2019 vest in a series of sixteen (16) successive equal quarterly installments commencing on January 1, 2019 and May 1, 2019 and continuing on the first day of each third month thereafter. The shares underlying the RSUs granted on February 6, 2020 vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2020 and continuing on the first day of each third month thereafter. The shares underlying the RSUs granted on February 17, 2021 vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2021 and continuing on the first day of each third month thereafter.
(10)	Represents RSUs granted on February 13, 2019, February 6, 2020, and February 17, 2021. The shares underlying the RSUs granted on February 13, 2019 vest in a series of sixteen (16) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter. The shares underlying the RSUs granted on February 6, 2020 vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2020 and continuing on the first day of each third month thereafter. The shares underlying the RSUs granted on February 17, 2021 vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2021 and continuing on the first day of each third month thereafter.
(11)	Represents options to purchase shares of our Common Stock granted on February 17, 2021 with an exercise price of $5.608 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on February 1, 2021 and continuing on the first day of each third month thereafter.
(12)	Represents options to purchase shares of our Common Stock granted on February 10, 2022 with an exercise price of $9.20 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2022 and continuing on the first day of each third month thereafter.

Director Compensation

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2022.

Name	Fees earned or paid in cash ($)	Stock Awards ($)		Option Awards ($) (1)	Total ($)
David Hochman (2)	-	61,000	(7)	22,685	83,685
Darren Sherman (3)	-	43,450	(7)	22,685	66,135
Shervin Korangy (4)	-	39,600	(7)	22,685	62,285
Gary Pruden (5)	-	51,150	(7)	22,685	73,835
Sonja Nelson (6)	-	39,600	(7)	22,685	62,285

(1)	Amounts reflect the aggregate grant date fair value of each stock option granted in 2022 in accordance with the Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements and the discussion under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. These amounts do not correspond to the actual value that may be received by the directors if the stock options are exercised.
(2)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2022 held by Mr. Hochman was 6,354.
(3)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2022 held by Mr. Sherman was 4,526.
(4)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2022 held by Mr. Korangy was 4,125.
(5)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2022 held by Mr. Pruden was 5,328.
(6)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2022 held by Ms. Nelson was 4,125.
(7)	Represents the value of Common stock issued in lieu of cash compensation in 2022.

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

Effective January 2022, our Board approved a temporary modification to the non-employee director compensation policy to permit payment of the entire 2022 fees in a single grant of our Common Stock, in lieu of cash compensation, for the quarters ending March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 (the “2022 Fee Grant”). The 2022 Fee Grant was made to each non-employee director on January 5, 2022. We will also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of director and committee meetings. In addition, effective January 2023, the non-management members of the Board agreed to defer their 2023 Board fees until a future date.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)		(b)		(c)(4)
Equity compensation plans approved by security holders(1)	420,416	(2)	$42.69	(3)	15,165
Equity compensation plans not approved by security holders	-		$-		-
Total	420,416		$42.69		15,165

(1)	The amounts shown in this row include securities under the 2016 Plan.
(2)	Includes 400,137 shares of Common Stock issuable upon exercise of outstanding options and 20,278 shares of Common Stock issuable pursuant to outstanding restricted stock units
(3)	The weighted average exercise price does not take into account the shares issuable pursuant to outstanding restricted stock units, which have no exercise price.
(4)	In accordance with the “evergreen” provision in our 2016 Plan, an additional 279,586 shares were automatically made available for issuance on the first day of 2023, which represents 6% of the number of shares outstanding on December 31, 2022; these shares are excluded from this calculation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date of this report by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and current officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our Common Stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, February 14, 2023 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Unless indicated below, the address of each individual listed below is c/o Motus GI Holdings, Inc., 1301 East Broward Boulevard, 3rd Floor, Ft. Lauderdale, FL 33301.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 4,778,873 shares of Common Stock issued and outstanding as of February 14, 2023 plus any shares issuable upon exercise of options or warrants that are exercisable on or within 60 days after February 14, 2023 held by such person or entity.

Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of beneficial owner	Amount and nature of beneficial ownership	Percentage of class
Officers and Directors
Timothy P. Moran (1)	83,191	1.72%
Mark Pomeranz (2)	57,600	1.19%
David Hochman (3)	31,042	*
Darren Sherman (4)	20,620	*
Sonja Nelson (5)	20,905	*
Shervin Korangy (6)	18,634	*
Andrew Taylor (7)	37,187	*
Gary Pruden (8)	21,531	*

Directors and Officers as a Group (9 persons)	275,985	5.56%

1.	Includes 58,495 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2023. Does not include 8,184 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 14, 2023. Includes 21,529 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of February 14, 2023, or which will be vested within sixty days of February 14, 2023. Does not include 8,189 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 14, 2023.
2.	Includes 48,858 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2023. Does not include 4,253 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 14, 2023. Includes 7,909 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of February 14, 2023, or which will be vested within sixty days of February 14, 2023. Does not include 4,251 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 14, 2023.
3.	Includes (i) 1,018 shares of our Common Stock held by NSH 2008 Family Trust, a family trust of which Mr. Hochman is a co-trustee and beneficiary and (ii) 5,500 shares of our Common Stock held by DPH 2008 Trust, a trust of which Mr. Hochman is a co-trustee and beneficiary. Includes 16,250 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2023. Includes (i) 45 shares of our Common Stock issuable upon the exercise of warrants, held directly by Mr. Hochman, that are exercisable within sixty days of February 14, 2023 and (ii) 189 shares of our Common Stock issuable upon the exercise of warrants, held by NSH 2008 Family Trust, a family trust of which Mr. Hochman is a co-trustee and beneficiary, that are exercisable within sixty days of February 14, 2023.
4.	Includes 10,875 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2023. Includes 15 shares of our Common Stock issuable upon the exercise of warrants, held directly by Mr. Sherman, that are exercisable within sixty days of February 14, 2023.
5.	Includes 3,750 shares of our Common Stock issuable upon the exercise of stock options that are exercisable withing sixty days of February 14, 2023. Does not include 1,250 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 14, 2022.
6.	Includes 9,125 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2023.
7.	Includes 29,820 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2023. Does not include 4,169 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 14, 2023. Does not include 4,167 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 14, 2023. Includes 7,066 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of February 14, 2023, or which will be vested within sixty days of February 14, 2023.

8.	Includes 8,375 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 14, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2021 to which we were a party or will be a party, in which:

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

Royalty Payment Rights Certificates - Related Party Participation

Simultaneously with the closing of our IPO in February 2018, all 1,581,128 previously outstanding shares of our Series A Convertible Preferred Stock were converted, on a one-to-one basis, into an aggregate of 79,056 shares of our Common Stock. In connection with the conversion of the Series A Convertible Preferred Stock we issued Royalty Payment Rights Certificates (the “Royalty Payment Rights Certificates”) to each former holder of our Series A Convertible Preferred Stock, including certain of our directors and executive officers, and certain of our existing stockholders, including stockholders affiliated with certain of our directors including (i) a Royalty Payment Rights Certificate for 0.05% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to David Hochman, the Chairman of our board of directors, (ii) a Royalty Payment Rights Certificate for 0.05% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Darren Sherman, a member of our board of directors, (iii) Royalty Payment Rights Certificate for an aggregate of 10.79% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Ascent Biomedical Ventures II, L.P. and Ascent Biomedical Ventures Synecor, L.P., former beneficial owners of more than five percent of our Common Stock, (iv) a Royalty Payment Rights Certificate for 6.31% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Orchestra Medical Ventures II, L.P., a former beneficial owner of more than five percent of our Common Stock, (v) a Royalty Payment Rights Certificate for 4.11% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Orchestra MOTUS Co-Investment Partners, LLC, a former beneficial owner of more than five percent of our Common Stock, (vi) a Royalty Payment Rights Certificate for 4.00% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Jacobs Investment Company LLC, an investment firm in which Gary Jacobs, a former member of our board of directors, who resigned as a member of our board of directors effective January 6, 2020, serves as Founder and Managing Director, and (vii) a Royalty Payment Rights Certificate for 16.22% of the aggregate royalty amount payable to the holders of the Royalty Payment Rights Certificates to Perceptive Life Sciences Master Fund Ltd., a beneficial owner of more than five percent of our Common Stock. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when we generate sales of the Pure-Vu System, or if we receive any proceeds from the licensing of the Pure-Vu System, then we will pay to the holders of the Royalty Payment Rights Certificates (the “Holders”) the allocation of such royalty payment rights as listed on such Holders Royalty Payment Rights Certificate, a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

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

The royalty will be payable up to the later of (i) the latest expiration date of our patents issued as of December 22, 2016, or (ii) the latest expiration date of any pending patents as of December 22, 2016 that have since been issued or may be issued in the future (which is currently March 2038). Following the expiration of all such patents, the Holders of the Royalty Payment Rights Certificates will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

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

License Agreement with Orchestra BioMed, Inc.

In January 2020, we entered into a license agreement (the “License Agreement”) with Orchestra BioMed, Inc., formerly a greater than 5% holder of our Common Stock and entity in which David Hochman, the Chairman of our board of directors, serves as the Chairman of the board of directors and as chief executive officer, and Darren Sherman, a member of our board of directors, serves as a director and as president and chief operating officer, pursuant to which we granted a license to Orchestra BioMed, Inc. for the use of portions of the office space not being used by us in our leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which compromises approximately 35% of the Premises as of January 2020 and will expand incrementally to approximately 60 to 70% of the Premises by September 2024. In January 2020, Orchestra BioMed, Inc. paid us a one-time fee of $28.5 thousand, upon entering into the License Agreement and will continue to pay a monthly license fee to us until the expiration of the License Agreement in September 2024. Aggregate license fees will generally range from approximately $162 thousand to approximately $198 thousand in any given calendar year during the term of the License Agreement. In May 2022, the Company entered into an amendment to the Shared Space Agreement. Pursuant to the amendment, the area covered by the Shared Space Agreement was expanded to 95% of the premises and the aggregate license fees will generally range from approximately $212 thousand to approximately $270 thousand in any given calendar year during the term of the Shared Space Agreement until the termination of the lease in November 2024.

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

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our Common Stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest (collectively “related parties”), are not permitted to enter into a transaction with us without the prior consent of our board of directors acting through the Audit Committee or, in certain circumstances, the chairman of the Audit Committee. Any request for us to enter into a transaction with a related party, in which the amount involved exceeds $100,000 and such related party would have a direct or indirect interest must first be presented to our Audit Committee, or in certain circumstances the chairman of our Audit Committee, for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee, or the chairman of our Audit Committee, is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related party’s interest in the transaction.

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

Principal Accountant Fees and Services

The following table summarizes the fees paid for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2022	2021
Audit Fees	$272,369	$246,421
Audit-Related Fees	$-	$-
Tax Fees	$27,800	$64,470
All Other Fees	$-	$-
Total Fees	$300,169	$310,891

Audit Fees

“Audit fees” consist of approximately $207,000 and $182,000 in 2022 and 2021, respectively, of fees for professional services provided in connection with the audit of our annual audited financial statements and the review of our quarterly financial statements, and approximately $65,000 and $64,000 in 2022 and 2021, respectively, of fees for consents and comfort letters provided in connection with the offerings of our Common Stock.

Tax Fees

“Tax fees” consist of approximately $28,000 and $27,000, in 2022 and 2021, respectively, for services related to tax preparation and filing, and $0 and $38,000, in 2022 and 2021, respectively, for tax consulting services associated with tax preparation and filings and intercompany transfer pricing activities.

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

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1 +	Share Exchange Agreement, dated December 1, 2016	S-1	333-222441	2.1	1/5/2018

3.1	Certificate of Incorporation	S-1	333-222441	3.1	1/5/2018

3.2	Certificate of Amendment to the Certificate of Incorporation	S-1	333-222441	3.2	1/5/2018

3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 13, 2020	8-K	001-38389	3.1	8/14/2020

3.4	Certificate of Amendment of Certificate of Incorporation of Motus GI Holdings, Inc. dated July 25, 2022	8-K	001-38389	3.1	7/26/2022

3.5	Bylaws, as amended	8-K	001-38389	3.1	11/14/2022

3.6	Certificate of Designations of Series A Convertible Preferred Stock	S-1	333-222441	3.4	1/5/2018

3.7	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock	10-Q	001-38389	3.1	5/14/2018

4.1	Form of Common Stock Certificate	S-1	333-222441	4.1	1/5/2018

4.2	Form of Series A Convertible Preferred Stock Certificate	S-1	333-222441	4.2	1/5/2018

4.3	Form of Exchange Warrant	S-1	333-222441	4.3	1/5/2018

4.4	Form of Placement Agent Warrant	S-1	333-222441	4.4	1/5/2018

4.5	Form of Registration Rights Agreement	S-1	333-222441	4.5	1/5/2018

4.6	Form of May 2017 Consultant Warrant	S-1	333-222441	4.6	1/5/2018

4.7	Form of Placement Agent Royalty Payment Rights Certificate	S-1	333-222441	4.7	1/5/2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.8	Form of Amendment to Registration Rights Agreement	S-1	333-222441	4.8	1/5/2018

4.9	Form of Ten Percent Warrant	S-1	333-222441	4.9	1/5/2018

4.10	Form of Royalty Payment Rights Certificate	S-1/A	333-222441	4.10	1/31/2018

4.11	Form of June 2018 Consultant Warrant	10-Q	001-38389	4.1	8/13/2018

4.12	Form of May 2017 Additional Consultant Warrant	10-Q	001-38389	4.2	8/13/2018

4.13	Form of July 2018 Consultant Warrant	10-Q	001-38389	4.3	8/13/2018

4.14	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

4.15	Description of Registrants Securities	10-K	001-38389	4.15	3/16/2021

4.16	Form of Pre-Funded Warrant	8-K	001-38389	4.1	8/28/2020

4.17	Form of Common Warrant	8-K	001-38389	4.2	8/28/2020

4.18	Form of New Warrant	8-K	001-38389	4.1	1/21/2021

10.1	Placement Agency Agreement, dated December 1, 2016, between the Company and Placement Agent	S-1	333-222441	10.1	1/5/2018

10.2	Form of Subscription Agreement	S-1	333-222441	10.2	1/5/2018

10.3	Form of Voting Agreement, dated December 1, 2016, by and among the Company and the stockholders named therein	S-1	333-222441	10.3	1/5/2018

10.4 †	2016 Equity Incentive Plan and 2016 Israel Sub-Plan	S-1	333-222441	10.4	1/5/2018

10.5	Amendment to the Motus GI Holdings, Inc. 2016 Equity Incentive Plan, dated February 6, 2020	8-K	001-38389	10.1	8/14/2020

10.6 †	Form of Incentive Stock Option Agreement	S-1	333-222441	10.5	1/5/2018

10.7 †	Form of Non-Qualified Stock Option Agreement	S-1	333-222441	10.6	1/5/2018

10.8 †	Form of Restricted Stock Agreement	S-1	333-222441	10.7	1/5/2018

10.9 †	Form of Assumed Options to Israeli Employees and Directors Agreement	S-1	333-222441	10.8	1/5/2018

10.10	Form of Assumed Options to Israeli Non-Employees and Controlling Shareholders Agreement	S-1	333-222441	10.9	1/5/2018

10.11 †	Form of Israeli Option Grant to Israeli Employees and Directors Agreement	S-1	333-222441	10.10	1/5/2018

10.12	Form of Israeli Option Grant to Israeli Non-Employees and Controlling Shareholders Agreement	S-1	333-222441	10.11	1/5/2018

10.13 †	Employment Agreement, dated December 22, 2016, between the Company and Mark Pomeranz	S-1	333-222441	10.12	1/5/2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.14	Lease, dated April 13, 2017, between Company and Victoriana Building, LLC	S-1	333-222441	10.13	1/5/2018

10.15	Form of Subscription Agreement for Convertible Notes Offering	S-1	333-222441	10.14	1/5/2018

10.16	Finders Agreement, dated October 14, 2016, between the Company and Aegis Capital Corporation	S-1	333-222441	10.15	1/5/2018

10.17	Finders Agreement, dated December 22, 2016, between the Company and Aegis Capital Corporation	S-1	333-222441	10.16	1/5/2018

10.18 †	Form of Indemnification Agreement	S-1	333-222441	10.17	1/5/2018

10.19 †	Employment Agreement, dated August 16, 2017, between the Company and Andrew Taylor	S-1	333-222441	10.18	1/5/2018

10.20 #	Supply Agreement, dated September 1, 2017, between Motus GI Technologies Ltd. and Polyzen, Inc.	10-K	001-38389	10.20	3/29/2022

10.21 †	Amended and Restated Employment Agreement, effective September 24, 2018, between the Company and Mark Pomeranz	8-K	001-38389	10.2	9/25/2018

10.22 †	Employment Agreement, effective October 1, 2018, between the Company and Timothy P. Moran	8-K	001-38389	10.1	9/25/2018

10.23	Form of Restricted Stock Unit Award Agreement	10-K	001-38389	10.22	3/26/2019

10.24 †	Amended and Restated Employment Agreement, effective March 26, 2019, between the Company and Andrew Taylor	10-K	001-38389	10.23	3/26/2019

10.25 †	First Amendment to Amended and Restated Employment Agreement, dated March 15, 2021, between the Company and Andrew Taylor	10-K	001-38389	10.25	3/16/2021

10.26	Loan and Security Agreement, dated as of December 13, 2019 between Silicon Valley Bank and Motus GI Holdings, Inc.	8-K	001-38389	10.1	12/18/2019

10.27	Joinder and First Amendment to Loan and Security Agreement, dated as of February 7, 2020 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.25	3/30/2020

10.28	Second Amendment to Loan and Security Agreement, dated as of February 25, 2020 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.26	3/30/2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.29	Third Amendment to Loan and Security Agreement, dated as of January 4, 2021 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.25	3/16/2021

10.30	Deferral Agreement, dated as of April 10, 2020, effective as of April 2, 2020, by and between Silicon Valley Bank, Motus GI Holdings, Inc. and Motus GI, Inc.	8-K	001- 38389	10.1	4/13/2020

10.31	Placement Agency Agreement, dated August 28, 2020, by and between A.G.P./Alliance Global Partners and Motus GI Holdings, Inc.	8-K	001-38389	10.1	8/28/2020

10.32	Form of Securities Purchase Agreement, dated August 28, 2020, by and between Motus GI Holdings, Inc. and each Purchaser thereto	8-K	001-38389	10.2	8/28/2020

10.33	Form of Warrant Exercise Agreement, dated January 27, 2021, by and between Motus GI Holdings, Inc. and the Holder	8-K	001-38389	10.1	1/27/2021

10.34	Letter Agreement, dated January 27, 2021, by and between A.G.P./Alliance Global Partners and the Company	8-K	001-38389	10.2	1/27/2021

10.35	Loan Agreement, dated July 16, 2021, by and between Kreos Capital, Motus GI Holdings, Inc., Motus GI, LLC and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.1	7/21/2021

10.36	Security Agreement, dated July 16, 2021 between Kreos Capital and Motus GI Holdings, Inc.	8-K	001-38389	10.2	7/21/2021

10.37	Security Agreement, dated July 16, 2021 between Kreos Capital and Motus GI, LLC.	8-K	001-38389	10.3	7/21/2021

10.38	Debenture – Fixed Charge dated July 16, 2021, between Kreos Capital and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.4	7/21/2021

10.39	Debenture – Floating Charge dated as of July 16, 2021, between Kreos Capital and Motus GI, LLC.	8-K	001-38389	10.5	7/21/2021

10.40	US Intellectual property Security Agreement, dated July 16, 2021, between Kreos Capital and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.6	7/21/2021

10.41 #	Master Supply Agreement, dated April 1, 2021, between J. Sterling Industries LLC and Motus GI Holdings, Inc.	10-K	001-38389	10.41	3/29/2022

21.1	List of Subsidiaries of the Company	10-K	001-38389	21.1	3/16/2021

23.1	Consent of EisnerAmper LLP					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X

32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

+	As permitted by Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed herewith. The company will furnish supplementally a copy of any omitted schedule to the SEC upon request.
†	Indicates management contract or compensatory plan.
#	Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined (1) it is not material and (2) is the type that the Company treats as private or confidential.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTUS GI HOLDINGS, INC.

Date: March 31, 2023	By:	/s/ Timothy P. Moran
Timothy P. Moran
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2023	By:	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy P. Moran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023
Timothy P. Moran

/s/ Andrew Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Andrew Taylor

/s/ David Hochman	Chairman of the Board	March 31, 2023
David Hochman

/s/ Mark Pomeranz	President, Chief Operating Officer, and Director	March 31, 2023
Mark Pomeranz

/s/ Darren Sherman	Director	March 31, 2023
Darren Sherman

/s/ Sonja Nelson	Director	March 31, 2023
Sonja Nelson

/s/ Shervin Korangy	Director	March 31, 2023
Shervin Korangy

/s/ Gary Pruden	Director	March 31, 2023
Gary Pruden

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Motus GI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motus GI Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Contingent Royalty Obligation

As described in Note 4 to the consolidated financial statements, the Company estimates the fair value of its contingent royalty obligation using the discounted cash flow method. Management estimates the contingent royalty obligation primarily by estimating the future projected revenue of the Company, with other factors being growth rate, patent expiration assessments and a discount rate. The fair value of the contingent royalty obligation was approximately $1,212,000 as of December 31, 2022.

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

March 31, 2023

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$14,042	$22,563
Accounts receivable	59	109
Inventory, current	488	496
Prepaid expenses and other current assets	781	793
Total current assets	15,370	23,961

Fixed assets, net	1,325	1,428
Inventory, non-current	511	-
Right-of-use assets	428	687
Other non-current assets	13	13
Total assets	$17,647	$26,089

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,969	$2,584
Operating lease liabilities - current	245	307
Other current liabilities	53	10
Current portion of long-term debt, net of unamortized debt discount of $182 and $271, respectively	2,532	431
Total current liabilities	4,799	3,332

Contingent royalty obligation	1,212	1,760
Operating lease liabilities - non-current	178	385
Convertible note, net of unamortized debt discount of $108 and $166, respectively	3,892	3,834
Long-term debt, net of unamortized debt discount of $135 and $317, respectively	4,589	7,121
Total liabilities	14,670	16,432

Commitments and contingent liabilities (Note 9)

Shareholders’ equity
Preferred stock $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock $0.0001 par value; 115,000,000 shares authorized; 4,659,769 and 2,416,021 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	144,328	132,411
Accumulated deficit	(141,351)	(122,754)
Total shareholders’ equity	2,977	9,657
Total liabilities and shareholders’ equity	$17,647	$26,089

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021

Revenue	$592	$391

Operating expenses:
Costs of revenue - sales	198	181
Costs of revenue - impairment of inventory	598	443
Research and development	5,611	5,341
Sales and marketing	4,425	3,077
General and administrative	7,611	9,273
Total costs and expenses	18,443	18,315
Operating loss	(17,851)	(17,924)

Gain (loss) on change in estimated fair value of contingent royalty obligation	548	(143)
Loss on extinguishment of debt	-	(237)
Finance expense, net	(1,252)	(717)
Other income	-	5
Foreign currency loss	(42)	(17)

Net loss	$(18,597)	$(19,033)
Deemed dividends from warrant issuance	-	(6,145)
Net loss attributable to common shareholders	$(18,597)	$(25,178)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(5.74)	$(10.74)
Weighted average number of common shares outstanding, basic and diluted	3,237,952	2,344,759

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	Capital	deficit	equity
Balance at December 31, 2020	1,613,591	-	115,011	(103,721)	11,290
Issuance of common shares upon public offering, net of offering costs of $74	67,043	-	1,826	-	1,826
Issuance of common stock upon exercise of warrants, net of financing fees of $366	713,362	-	11,593	-	11,593
Issuance of common stock for board of directors’ compensation	9,587	-	291	-	291
Issuance of common shares upon vesting of restricted stock units	9,938	-	-	-	-
Issuance of common stock to consultants	2,500	-	53		53
Issuance of warrants associated with convertible note and long- term debt	-	-	165		165
Share-based compensation	-	-	3,472	-	3,472
Net loss	-	-	-	(19,033)	(19,033)
Balance at December 31, 2021	2,416,021	-	132,411	(122,754)	9,657
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $368	2,195,106	-	9,884	-	9,884
Issuance of common shares upon vesting of restricted stock units	26,230	-	-	-	-
Fractional shares settled in cash pursuant to reverse stock split	(2,046)	-	(11)	-	(11)
Issuance of common stock for board of directors’ compensation	24,458	-	235	-	235
Share-based compensation	-	-	1,809	-	1,809
Net loss	-	-	-	(18,597)	(18,597)
Balance at December 31, 2022	4,659,769	$-	$144,328	$(141,351)	$2,977

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,597)	$(19,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	510	439
Amortization of debt issuance costs	330	95
(Gain) loss on change in estimated fair value of contingent royalty obligation	(548)	143
Share-based compensation	1,809	3,472
Issuance of common stock for board of directors’ compensation	235	235
Issuance of common stock for consultants	-	53
Loss on extinguishment of debt	-	237
Impairment of inventory	598	443
Impairment of fixed assets	46	-
Amortization on operating lease right of use asset	327	262
Changes in operating assets and liabilities:
Accounts receivable	50	(74)
Inventory	(1,302)	(274)
Prepaid expenses and other current assets	12	(413)
Accounts payable and accrued expenses	(650)	303
Operating lease liability	(330)	(260)
Other current and non-current liabilities	43	(50)
Net cash used in operating activities	(17,467)	(14,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(224)	(470)
Net cash used in investing activities	(224)	(470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	10,252	1,900
Fractional shares paid in cash pursuant to reverse stock split	(11)	-
Proceeds from exercise and purchase of warrants	-	11,959
Borrowings under convertible note and long-term debt	-	12,000
Repayment of debt	(703)	(8,220)
Payment of debt issuance costs	-	(563)
Equity financing fees	(368)	(440)
Net cash provided by financing activities	9,170	16,636

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,521)	1,744
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,563	20,819
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,042	$22,563

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$977	$640

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to settle accrued expenses for board of directors’ compensation	$-	$56
Reclassification of inventory to fixed assets	$201	$140
Reclassification of prepaid expenses to fixed assets	$4	$75
Purchase of fixed assets in accounts payable and accrued expenses	$24	$4
Warrants issued related to convertible note and long-term debt recorded as debt discount	$-	$165
Accrued end of loan payment recorded as debt discount	$-	$140
Operating lease liabilities arising from obtaining right-of-use assets	$66	$184
Prepayment of lease obligation	$-	$17

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

The Company has developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures. The Pure-Vu System has received a CE Mark in the EU for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. The Company received 510(k) clearance in February 2022 from the FDA for the Pure-Vu EVS System and has commenced initial commercialization of this product. The Company does not expect to generate significant revenue from product sales until it further expands its commercialization efforts, which is subject to significant uncertainty.

Note 2 – Going Concern

To date, the Company has generated minimal revenues, experienced negative operating cash flows and has incurred substantial operating losses from its activities. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through the issuance of debt or equity, as well as through other strategic alternative transactions. Rising inflation and financial market volatility may adversely impact the Company’s ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, and changing priorities could also affect the Company’s ability to enter into key agreements. COVID-19 and government measures taken in response have also had an impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as certain medical services and supplies, have spiked, while demand for other goods and services have fallen. The future progression of the outbreak and its longer-term effects on the Company’s business and operations continue to evolve and are still uncertain. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts related to the outbreak in certain parts of the world. These disruptions may negatively impact the Company’s sales, its results of operations, financial condition, and liquidity into Q2 2023.

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $18.6 million for the year ended December 31, 2022, and we expect to continue to incur net operating losses for the foreseeable future. As of December 31, 2022, we had $14.0 million in cash and cash equivalents and an accumulated deficit of $141.4 million. We expect our current spend level to continue in connection with ongoing operating activities, including expenditures in R&D, sales and marketing, clinical affairs and manufacturing. As described above, we committed to a restructuring initiative designed to reduce our expenses and position us to explore a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. In addition, in order to continue to operate as a standalone company, we would need additional financing to support our continuing operations. We also have significant debt under our Loan Agreement with Kreos which could negatively impact our ability to operate or consummate a strategic transaction.

In January 2023, we committed to a restructuring initiative designed to position us to explore a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. If a strategic transaction is not completed, or if additional financing is not available, we may not be able to service our outstanding indebtedness and our payables and may have to file for bankruptcy protection or pursue a dissolution of the Company and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations and service our outstanding indebtedness. We cannot provide assurance as to the amount of cash that will be available to distribute to stockholders, if any, after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any.

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

Note 3 – Significant Accounting Policies and Basis of Presentation

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Basis of presentation and use of estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Motus Ltd., an Israel corporation, which has operations in Tirat Carmel, Israel, and Motus Inc., a Delaware corporation, which has operations in the U.S. All inter-company accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board (“FASB”).

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

Concentrations of Credit Risk and Off-balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company’s cash is held in accounts with financial institutions that management believes are creditworthy. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.

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

During the year ended December 31, 2022, the Company recognized revenue of $592, which consisted of $540 in accordance with ASC 606 and $52 in accordance with ASC 842. During the year ended December 31, 2021, the Company recognized revenue of $391, which consisted of $303 in accordance with ASC 606 and $88 in accordance with ASC 842.

During the year ended December 31, 2022, the Company recognized revenue at a point in time of $529 and recognized revenue over time of $63. During the year ended December 31, 2021, the Company recognized revenue at a point in time of $299 and recognized revenue over time of $92.

Contract Costs

Incremental commissions, if applicable, above a base commission level, are paid to sales representatives upon certain eligible sales, which are paid upon execution of the sales agreement. The guidance within ASC 606 provides a practical expedient if the amortization period of the assets that the entity otherwise would have recognized is one year or less. The Company chose to apply the available practical expedient as the commission paid on eligible sales orders relates to the period in which the sales order was fulfilled. For the years ending December 31, 2022 and 2021, incremental commissions paid on eligible sales orders were $96 and $35, respectively.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers’ ability to pay. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $0.

Inventory

Inventory is stated at lower of cost and net realizable value using the weighted average cost method and is evaluated at least annually for impairment. The Company records an inventory reserve for losses associated with dated, expired, excess and obsolete items. Reserves and write-downs of inventory is based on management’s current knowledge with respect to inventory levels, planned production, and extension capabilities of materials on hand. A significant change in the timing or level of demand for the Company’s products compared to forecasted amounts may result in recording additional charges for excess and obsolete inventory in the future. The Company records charges for excess and obsolete inventory within cost of revenues. Inventories that exceed estimated realization for the next twelve months from balance sheet date based on future sales forecasts are classified as long-term assets.

Leases

The Company accounts for its leases in accordance with ASC 842, Leases, or ASC 842. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have financing leases.

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

Net loss attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed preferred stock dividends declared, amortized or accumulated. The Company recorded a deemed dividend of $0 and $6,145 for the issuance of warrants during the years ended December 31, 2022 and 2021, respectively. The deemed dividend is added to the net loss in determining the net loss available to common stockholders.

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, Income Taxes (ASC 740). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There are currently no open Federal or State audits. The Company has not recorded any liability for uncertain tax positions at December 31, 2022 or December 31, 2021.

For the years ended December 31, 2022 and 2021, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2022 and 2021, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2022 and 2021.

New Accounting Pronouncements- Recently Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. ASU 2021-04 provides guidance on modifications or exchanges of freestanding equity-classified written call options that are not within the scope of another Topic. Entities should treat a modification of the terms or conditions, or an exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange, as an exchange of the original instrument for a new instrument. ASU 2021-04 provides further guidance on measuring the effect of such modifications or exchanges, and also provides guidance on the recognition of such modifications or exchanges on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. The Company adopted this ASU on January 1, 2022, prospectively to modifications that occurred after the date of initial application. The adoption of this ASU did not result in a material impact to the consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASC 326. On January 1, 2023, the Company adopted ASC 326. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The adoption of ASC 326 did not have a material impact on the Company’s financial position or results of operations upon adoption.

Accounting Pronouncements- Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of certain optional expedients for derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of December 31, 2022, the Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within that reporting period, using either a full or modified retrospective approach. As of December 31, 2022, the Company is currently evaluating the impact of the provisions of this guidance on its consolidated financial statements.

Note 4 – Fair Value Measurements

Liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,212	$1,212

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,760	$1,760

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature. Financial instruments with carrying values approximating fair value also include long-term debt and convertible notes which is based on a combined total of their face value and the amortization discount.

In estimating the fair value of the Company’s contingent royalty obligation (see Note 9), the Company used the discounted cash flow method as of December 31, 2022 and 2021. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because the valuation inputs are based on projected revenues discounted to a present value.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of a contingent royalty obligation, during the year ended December 31, 2022 was as follows:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2021	$1,760
Change in estimated fair value of contingent royalty obligation	548
Balance at December 31, 2022	$1,212

The contingent royalty obligation is re-measured at each balance sheet date using several assumptions, including the following: 1) estimated sales growth, 2) length of product cycle, 3) patent life, 4) discount rate (23% as of December 31, 2022 and 21% as of December 31, 2021), and 5) rate of royalty payment (3% as of December 31, 2022 and December 31, 2021).

In accordance with ASC-820-10-50-2(g), the Company performed sensitivity analyses of the liability, which was classified as a Level 3 financial instrument. The contingent royalty obligation estimate may be significantly impacted by changes in assumptions used in these analyses. For example, the Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by approximately $126 and a 2% increase in the discount rate would decrease the liability by approximately $112.

Note 5 – Inventory

Inventory at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Raw materials	$697	$569
Work-in-process	155	-
Finished goods	548	292
Inventory reserve	(401)	(365)
Inventory, net	$999	$496
Inventory, current	$488	$496
Inventory, non-current	$511	$-

For the years ended December 31, 2022 and 2021, an inventory impairment of $598 and $443, respectively, was recorded.

Note 6 – Fixed assets, net

Fixed assets, net, consists of the following:

	December 31,
	2022	2021
Office equipment	$171	$171
Computers and software	321	305
Machinery	1,049	807
Lab and medical equipment	1,477	1,342
Leasehold improvements	200	193
Total	3,218	2,818
Less accumulated depreciation and amortization	(1,893)	(1,390)
Fixed assets, net	$1,325	$1,428

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $510 and $439, respectively. The Company incurred a loss on the impairment of fixed assets in the amount of $46 and $0 for the years end December 31, 2022 and 2021, respectively.

Note 7 – Leases

The Company leases an office in Fort Lauderdale, Florida under an operating lease. The term expires November 2024. The annual base rent is subject to annual increases of 2.75%. As described within Note 10, the Company shares this space with a related party pursuant to the Shared Space Agreement, as defined below.

The Company leases an office in Israel under an operating lease. The term expired on December 31, 2022. The Company entered into a new tenancy contract with the facility for a period of twelve months from January 1, 2023 to December 31, 2023.

The Company leases vehicles under operating leases that expire at various dates through 2025.

Many of these leases provide for payment by the Company, as the lessee, of taxes, insurance premiums, costs of maintenance and other costs which are expensed as incurred. Certain operating leases include escalation clauses and some of which may include options to extend the leases for up to 3 years.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Year Ended December 31,
	2022	2021
Lease Cost
Operating lease cost, net of related party license fee	$92	$139
Variable lease cost	120	119
Total lease cost	$212	$258

	As of December 31,
	2022	2021
Assets
Operating lease, right-of-use asset	$428	$687
Liabilities
Current
Operating lease liabilities	$245	$307
Non-current
Operating lease liabilities, net of current portion	178	385
Total lease liabilities	$423	$692

Other information:
Weighted average remaining lease term - operating leases	1.79 years	2.49 years
Weighted-average discount rate - operating leases	7.36%	7.66%

The Company records operating lease payments to lease expense using the straight-line method. The Company’s lease expense was $212 and $258 for the years ended December 31, 2022 and 2021, respectively, included in general and administrative expenses, which is net of the related party license fee of $242 and $189 for the years ended December 31, 2022 and 2021, respectively (see Note 10).

Future minimum lease payments under non-cancellable operating leases as of December 31, 2022 were as follows:

Year Ended December 31,	Amount
2023	$266
2024	176
2025	7
Total future minimum lease payments	449
Imputed interest	(26)
Total liability	$423

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:	$(342)	$(324)

Note 8 – Convertible Note, Term Debt and Long-Term Debt

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

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2021, the Company identified that the current portion of long-term debt was incorrectly classified as non-current on the balance sheet as of December 31, 2021. Management evaluated this misstatement and concluded it was not material to the financial statements and therefore, the Company elected to correct the current portion of long-term debt as of December 31, 2021 in these consolidated financial statements for comparative purposes.

For the year ended December 31, 2022, interest expense for the Loan was as follows:

	Year Ended December 31,
	2022	2021
Contractual interest expense	$1,001	$362
Amortization of debt issuance costs	330	91
Total interest expense	$1,331	$453

Future principal payments under the Convertible Note as of December 31, 2022 are as follows:

Years Ending December 31,	Amount
2023	$-
2024	-
2025	4,000
Total future principal payments	4,000
Less unamortized debt issuance costs	(108)
Total balance	$3,892

Future principal payments under the Term Debt as of December 31, 2022 are as follows:

Years Ending December 31,	Amount
2023	$2,714
2024	2,983
2025	1,601
Total future principal payments	7,298
End of loan payments	140
Less unamortized debt issuance costs of current portion of long-term debt	(182)
Less unamortized debt issuance costs of non-current portion long-term debt	(135)
Total balance	$7,121

Note 9 – Commitments and Contingencies

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures. The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332. No amounts were received during the years ended December 31, 2022 and 2021. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated LIBOR interest to date in the amount of $1,426 and $1,419 as of December 31, 2022 and 2021, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion with a rate that is currently at 4% (which may be increased under certain circumstances). The Company may be obligated to pay up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest at the rate of 12-month LIBOR.

Repayment of the grants is contingent upon the Company’s ongoing commercialization and generation of sales, which is subject to significant risk and uncertainty. The Company has no obligation to repay these grants if no significant sales are generated. The Company has recorded an immaterial expense for the years ended December 31, 2022 and 2021, and an immaterial liability at December 31, 2022 and 2021.

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

The Royalty Payment Rights Certificate obligation and Placement Agent Royalty Payment Rights Certificate obligation (the “Contingent Royalty Obligation”) was recorded as a liability at fair value as “Contingent royalty obligation” in the consolidated balance sheets at December 31, 2022 and 2021 (see Contingent Royalty Obligation below). The fair value at inception was allocated to the royalty rights and the residual value was allocated to the preferred shares and recorded as equity.

The Company amended its Certificate of Designation to modify the Royalty Payment Rights when the Company consummated its Initial Public Offering (“IPO”) on February 16, 2018, at which time the Company converted the Series A Convertible Preferred Stock into shares of the Company’s common stock and issued the Royalty Payment Rights Certificates. Pursuant to the terms of the Royalty Payment Rights Certificates, if and when the Company generates sales of the current and potential future versions of the Pure-Vu System, including disposables, parts, and services, or if the Company receives any proceeds from the licensing of the current and potential future versions of the Pure-Vu System, then the Company will pay to the holders of the Royalty Payment Rights Certificates a royalty (the “Royalty Amount”) equal to, in the aggregate, in royalty payments in any calendar year for all products:

●	3% of Net Sales* for commercialized product directly; and

●	5% of any Licensing Proceeds** for rights to commercialize the product if sublicensed by the Company to a third-party.

*	Notwithstanding the foregoing, with respect to Net Sales based Royalty Amounts, (a) no Net Sales based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Net Sales equal to $20,000 (the “Initial Net Sales Milestone”), and royalties shall only be computed on, and due with respect to, Net Sales generated in excess of the Initial Net Sales Milestone, and (b) the total Net Sales based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Net Sales” is defined in the Royalty Payment Rights Certificates. The Company has not reached the Initial Net Sales Milestone as of December 31, 2022.

**	Notwithstanding the foregoing, with respect to Licensing Proceeds based Royalty Amounts, (a) no Licensing Proceeds based Royalty Amount shall begin to accrue or become payable until the Company has first generated, in the aggregate, since its inception, Licensing Proceeds equal to $3,500 (the “Initial Licensing Proceeds Milestone”), and royalties shall only be computed on, and due with respect to, Licensing Proceeds in excess of the Initial Licensing Proceeds Milestone and (b) the total Licensing Proceeds based Royalty Amount due and payable in any calendar year shall be subject to a royalty cap amount per calendar year of $30,000. “Licensing” Proceeds is defined in the Certificate. The Company has not reached the Initial Licensing Proceeds Milestone as of December 31, 2022.

The Royalty Amount will be payable up to the later of (i) the latest expiration date of the Company’s patents issued as of December 22, 2016, or (ii) the latest expiration date of any pending patents as of December 22, 2016 that have since been issued or may be issued in the future (which is currently March 2039 jx). Following the expiration of all such patents, the holders of the Royalty Payment Rights Certificates and the holders of the Placement Agent Royalty Payment Rights Certificates will no longer be entitled to any further royalties for any period following the latest to occur of such patent expiration.

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

Contingent Royalty Obligation

The contingent royalty obligation was recorded as a non-current liability at fair value in the consolidated balance sheets at December 31, 2022 and 2021 in the amount of $1,212 and $1,760, respectively. A gain on change in fair value of contingent royalty obligation of $548 for the year ended December 31, 2022 and a loss on change in fair value of contingent royalty obligation of $143 was recorded for the year ended December 31, 2021.

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

Manufacturing Component Purchase Obligations

The Company utilizes two outsourcing partners to manufacture its workstation and disposable portions of the Pure-Vu System, and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company. As of December 31, 2022, the Company expects to pay $41 under manufacturing-related supplier arrangements within the next year, substantially all of which is noncancelable.

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc. (OBIO), formerly a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. Pursuant to the Shared Space Agreement, the Company granted a license to OBIO for the use of portions of the office space not being used by the Company in the Company’s leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which previously covered approximately 35% of the Premises and was to expand incrementally to approximately 60 to 70% of the Premises by September 2024. In May 2022, the Company entered into an amendment to the Shared Space Agreement. Pursuant to the amendment, the area covered by the Shared Space Agreement was expanded to 95% of the premises and the aggregate license fees will generally range from approximately $212 to approximately $270 in any given calendar year during the term of the Shared Space Agreement until the termination of the lease in November 2024. During the year ended December 31, 2022 and 2021, the Company recorded a license fee of $242 and $189, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses.

Note 11 – Share-based compensation and Common Stock Issuance

The following table sets forth total non-cash share-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit awards by operating statement classification for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Research and development	$388	$575
Sales and marketing	238	353
General and administrative	1,183	2,544
Total	$1,809	$3,472

For the year ended December 31, 2022 and 2021, the Company recorded $1,145 and $2,270, respectively, for share-based compensation expense related to stock options.

As of December 31, 2022, unamortized share-based compensation for stock options was $964, with a weighted-average recognition period of 0.87 years.

For the year ended December 31, 2022 and 2021, the Company recorded $57 and $335, respectively, for share-based compensation expense related to warrants.

For the year ended December 31, 2022 and 2021, the Company recorded $607 and $867, respectively, for share-based compensation expense related to restricted stock units.

As of December 31, 2022, unamortized stock compensation for restricted stock units was $308, with a weighted-average recognition period of 0.81 years.

Stock option and warrant activity

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of our common stock than would otherwise occur. On January 1, 2022, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 279,586 shares. Under the 2016 Plan, effective as of January 1, 2023, the maximum number of shares of the Company’s common stock authorized for issuance is 804,371. As of December 31, 2022, there were 15,165 shares of common stock available for future grant under the 2016 Plan.

A summary of the Company’s stock option and warrant activity is as follows:

	Options				Warrants
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Average Intrinsic Value	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Average Intrinsic Value
Outstanding at December 31, 2020	251,419	$60.00	7.96	$-	852,820	$37.20	5.78	$-
Granted	64,675	$32.80			326,548	$41.40
Forfeited	(8,502)	$68.60			(45,758)	$100.00
Exercised	(713,363)	$24.80			-	$-
Outstanding at December 31, 2021	307,592	$54.10	7.45	$-	420,247	$54.76	3.40	$-
Granted	102,997	$8.73			6,000	$10.00
Expired	(6,597)	$64.24			(26,986)	$101.13
Cancelled	-	$-			(6,000)	$56.60
Forfeited	(3,855)	$11.48			-	$-
Outstanding at December 31, 2022	400,137	$42.69	7.21	$-	393,261	$50.86	2.66	$-
Exercisable at December 31, 2022	294,152	$52.77			393,261	$50.86

The options granted during the years ended December 31, 2022 and 2021 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the year ended December 31,
	2022	2021
Expected term, in years	5.8	5.8
Expected volatility	99.21%	106.24%
Risk-free interest rate	2.10%	0.77%
Dividend yield	-

The grant date fair value for stock options issued during the years ended December 31, 2022 and 2021 were $8.62 and $26.4, respectively.

Restricted Stock Units

A summary of the Company’s restricted stock unit awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	16,891	$62.00
Granted	21,300	34.20
Vested	(12,071)	48.40
Nonvested at December 31, 2021	25,120	$44.77
Granted	18,250	9.07
Vested	(23,092)	39.53
Nonvested at December 31, 2022	20,278	$18.62

As of December 31, 2021, there were 3,138 vested and unissued restricted stock units. These restricted stock units were issued as common stock during the year ended December 31, 2022.

Issuance of Warrants to Purchase Common Stock

In February 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 6,000 shares of common stock of the Company. The warrants fully vested over a one-year period on a monthly basis and expire three years from the date of issuance and were exercisable at weighted average exercise price equal to $56.60 per share of common stock. In March 2022, the Company granted new warrants as a replacement to the vested warrants held by the service provider, for which all the share-based compensation expense had been recognized in prior fiscal periods. The issuance of new warrants concurrently with the cancellation of the existing warrants was treated as a modification. The Company agreed to issue replacement warrants to purchase 6,000 shares of common stock of the Company exercisable at a price equal to $10 per share of common stock. The fair value of the warrants were valued on the date of grant at $0.38 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.91%; (2) expected life in years of 1.62; (3) expected stock volatility of 81.97%; and (4) expected dividend yield of 0%. The replacement warrants immediately vested upon issuance and expire three years from the date of issuance. As a result, the Company recognized $26 of share-based compensation for the year ended December 31, 2022, related to the incremental fair value which is equal to the excess of the fair value of the new warrants granted over the fair value of the original award on the cancellation date.

Issuance of Common Stock

On January 5, 2022, non-employee members of the Board of Directors were granted an aggregate of 24,458 shares of fully-vested common stock with a fair value of $9.60 per share of common stock, as compensation, in lieu of $235 of cash compensation, for service as directors for 2022. The Company recorded $235 and $177 in expense for director services during the year ended December 31, 2022 and 2021, respectively.

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the year ended December 31, 2022, we sold approximately 2.2 million shares of our common stock under this agreement, resulting in net cash proceeds of $9.9 million, after deducting issuance costs of $0.4 million. From January 1, 2023 to March 14, 2023, the Company issued and sold approximately 119,104 common shares of our common stock under this agreement, resulting in net cash proceeds of approximately $118.0 thousand, after deducting issuance costs $4.0 thousand.

Note 12 – Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company had deferred tax assets of approximately $37,400 and $27,200, respectively, against which a full valuation allowance of $37,400 and $27,200, respectively had been recorded. The change in the valuation allowance for the year ended December 31, 2022 was an increase of $10,200. The increase in the valuation allowance for the year ended December 31, 2022 was mainly attributable to increases in net operating losses and non-deductible research expenses, which resulted in an increase in the deferred tax assets with a corresponding valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards – Federal and state	$14,614	$5,281
Net operating loss carryforwards – Israel	18,813	19,354
Share-based compensation	1,735	1,732
Capitalized research and development	2,246	218
Accrued liabilities and reserves	681	831
Total deferred tax assets	38,089	27,416
Deferred tax liabilities:
Accelerated research and development expense	(548)	-
Right of use asset	(109)	(158)
Other	(34)	(14)
Total deferred tax liabilities	(691)	(172)
Net deferred tax assets before valuation allowance	37,398	27,244
Valuation allowance	(37,398)	(27,244)
Net deferred tax assets after valuation allowance	$-	$-

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2022 and 2021 is as follows:

	For the Year Ended December 31,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.6	2.0
U.S. vs. foreign tax rate differential	0.8	0.9
Non-deductible expenses	(2.7)	(1.9)
Foreign exchange adjustments	(10.7)	2.5
Change in valuation allowance	(15.0)	(24.5)
Effective tax rate	-%	-%

The Company had approximately $134,100 and $119,600 of gross net operating loss (“NOL”) carryforwards (federal, state and Israel) as of December 31, 2022 and 2021, respectively. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Since this has been the Company’s policy since 2019, the current year capitalization of research and development costs in accordance with IRC 174 was $4,900,000 for a total accumulated gross amount of $8,800,000 as of December 31, 2022.

During the year ended December 31, 2021, the Company incurred an ownership change under Internal Revenue Code Section 382, resulting in an annual NOL utilization limitation of approximately $3,700. None of the Company’s NOL carryforwards or deferred tax assets were required to be reduced since the limitation did not preclude the Company from potentially utilizing all of its NOL carryforwards. Future significant ownership changes could cause a portion or all of the Company’s NOL carryforwards to expire before utilization, however.

A reconciliation of the Company’s NOLs for the years ended December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
U.S. Federal NOL’s	$26,875	$18,420
U.S. State NOL’s	25,464	17,009
Israel NOL’s	81,794	84,148
Total NOL’s	$134,133	$119,577

The Company’s federal and state NOLs of $3,300 and $25,464, respectively, begin to expire after 2036 through 2042. The Company’s federal NOL of $23,575, generated since 2018, and the Israel NOL of $81,794 do not expire. A check the box election for Israel was made and accepted by the IRS as of January 1, 2019. As such, approximately $38,100 of Israeli NOLs are available for use in the U.S and have an indefinite life.

The Company follows guidance on accounting for uncertainty in income taxes which prescribes a minimum threshold a tax position is required to meet before being recognized in the financial statements. The Company does not have any liabilities as of December 31, 2022 and 2021 to account for potential income tax exposure. The Company is obligated to file income tax returns in the U.S. federal jurisdiction, several U.S. States and Israel. Since the Company had losses in the past, all prior years that generated net operating loss carry-forwards are open and subject to audit examination in relation to the net operating loss generated from those years.

Note 13 – Subsequent Events

In January 2023, the Company committed to a restructuring initiative designed to position the Company to explore a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. The Company has engaged Lake Street Capital Markets LLC (“Lake Street Capital”) to advise the Company in this process. Potential strategic alternatives that may be considered by the Company are expected to include an acquisition, merger, reverse merger, other business combination, sale of assets, licensing and other strategic transactions. The restructuring initiative primarily includes the reduction of the Company’s workforce. The Company intends to continue to evaluate and identify other areas of its business to enhance efficiencies and improve processes, with a goal to further lower its operating expenses and capital needs. The Company expects to reduce its quarterly cash expenditures by approximately 35% by eliminating approximately 45% of its workforce during the first quarter of 2023. In connection with the restructuring, the Company expects to incur a non-recurring charge of approximately $1.0 to $2.0 million in the first quarter of 2023.

