Form 10-Q
period 2023-06-30
Motus GI Holdings, Inc.
filed 2023-08-14
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 8, 2023, 5,893,453 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Motus GI Holdings, Inc. and Subsidiaries

i

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,521	$14,042
Accounts receivable	106	59
Inventory, current	446	488
Prepaid expenses and other current assets	737	781
Total current assets	9,810	15,370

Fixed assets, net	1,209	1,325
Inventory, non-current	377	511
Right-of-use assets	332	428
Other non-current assets	13	13
Total assets	$11,741	$17,647

Liabilities and Shareholders’ (Deficiency) Equity
Current liabilities:
Current portion of long-term debt, net of unamortized debt discount of $151 and $182, respectively	$2,694	$2,532
Accounts payable and accrued expenses	1,470	1,969
Operating lease liabilities – current	243	245
Other current liabilities	44	53
Total current liabilities	4,451	4,799

Convertible note, net of unamortized debt discount of $80 and $108, respectively	3,920	3,892
Long-term debt, net of unamortized debt discount of $70 and $135, respectively	3,198	4,589
Contingent royalty obligation	1,056	1,212
Operating lease liabilities - non-current	79	178
Total liabilities	12,704	14,670

Commitments and contingent liabilities (Note 9)

Shareholders’ (deficiency) equity
Common stock $0.0001 par value; 115,000,000 shares authorized; 5,305,441 and 4,659,769 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	-
Additional paid-in capital	147,770	144,328
Accumulated deficit	(148,734)	(141,351)
Total shareholders’ (deficiency) equity	(963)	2,977
Total liabilities and shareholders’ (deficiency) equity	$11,741	$17,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$113	$185	$169	$205

Operating expenses:
Cost of revenue - sales	31	68	40	83
Cost of revenue - impairment of inventory	30	-	195	159
Research and development	759	1,413	2,213	2,688
Sales and marketing	337	1,222	1,179	2,205
General and administrative	1,638	2,075	3,583	4,189
Total costs and expenses	2,795	4,778	7,210	9,324
Loss from Operations	(2,682)	(4,593)	(7,041)	(9,119)

Gain (loss) on change in estimated fair value of contingent royalty obligation	(64)	(92)	156	(63)
Finance expense, net	(246)	(359)	(485)	(691)
Foreign currency loss	(5)	(96)	(13)	(78)

Net loss	$(2,997)	$(5,140)	$(7,383)	$(9,951)
Basic and diluted loss per common share:	$(0.40)	$(1.86)	$(1.20)	$(3.72)
Weighted average number of common shares outstanding, basic and diluted	7,555,903	2,758,457	6,167,271	2,674,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ (Deficiency) Equity

(unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’ equity
	Shares	Amount	capital	deficit	(deficiency)
Balance at January 1, 2023	4,659,769	$-	$144,328	$(141,351)	$2,977
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $19	119,104	-	102	-	102
Share-based compensation	-	-	222	-	222
Net loss	-	-	-	(4,386)	(4,386)
Balance at March 31, 2023	4,778,873	$-	$144,652	$(145,737)	$(1,085)
Private placement offering, net of financing fees of $731	525,000	1	3,069	-	3,070
Issuance of common shares upon vesting of restricted stock units	1,568	-	-	-	-
Share-based compensation	-	-	49	-	49
Net loss	-	-	-	(2,997)	(2,997)
Balance at June 30, 2023	5,305,441	$1	$147,770	$(148,734)	$(963)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2022	2,416,021	$-	$132,411	$(122,754)	$9,657
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $111	298,761	-	3,004	-	3,004
Issuance of common shares upon vesting of restricted stock units	13,721	-	-	-	-
Issuance of common stock for board of directors’ compensation	24,458	-	235	-	235
Share-based compensation	-	-	521	-	521
Net loss	-	-	-	(4,811)	(4,811)
Balance at March 31, 2022	2,752,961	$-	$136,171	$(127,565)	$8,606
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $5	8,124	-	45	-	45
Issuance of common shares upon vesting of restricted stock units	4,174	-	-	-	-
Share-based compensation	-	-	461	-	461
Net loss	-	-	-	(5,140)	(5,140)
Balance at June 30, 2022	2,765,259	$-	$136,677	$(132,705)	$3,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,383)	$(9,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230	253
Amortization of debt issuance costs	123	125
Gain (loss) on change in estimated fair value of contingent royalty obligation	(156)	63
Share based compensation	271	982
Impairment of inventory	195	159
Impairment of fixed assets	-	36
Issuance of common stock for board of directors’ compensation	-	118
Amortization on operating lease right-of-use asset	121	175
Changes in operating assets and liabilities:
Accounts receivable	(47)	28
Inventory	(33)	(764)
Prepaid expenses and other current assets	44	(407)
Accounts payable and accrued expenses	(604)	(459)
Operating lease liabilities – current and non-current	(125)	(177)
Other current and non-current liabilities	(9)	8
Net cash used in operating activities	(7,373)	(9,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(88)	(49)
Net cash used in investing activities	(88)	(49)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from private placement offering	3,537	-
Repayment of debt	(1,325)	-
Proceeds from issuance of common shares pursuant to at-the-market issuance registered offering	121	3,165
Equity financing fees	(393)	(111)
Net cash provided by financing activities	1,940	3,054

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,521)	(6,806)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,042	22,563
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,521	$15,757

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$476	$511

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued to settle accrued expenses for board of directors’ compensation	$-	$-
Common stock issued for prepaid board of directors’ compensation	$-	$117
Reclassification of prepaid expenses to fixed assets	$-	$4
Reclassification of inventory to fixed assets	$14	$62
Purchase of fixed assets in accounts payable and accrued expenses	$12	$75
Financing fees included in accounts payable and accrued expenses	$93	$5
Non-cash issuance costs from private placement	$264	$-
Right-of-use asset obtained in exchange for lease obligation	$35	$34
Prepaid expenses resulting from right-of-use asset obtained	$-	$3

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

Note 2 – Basis of Presentation and Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2022 10-K filed with the SEC on March 31, 2023. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2022 condensed consolidated balance sheet information was derived from the audited financial statements as of that date.

The Company has generated limited revenues to date from the sale of products. The Company has never been profitable and has incurred significant net losses each year since its inception, including a loss of $7.4 million for the six months ended June 30, 2023. The Company expects to continue to incur net operating losses for the foreseeable future. Net cash used in operating activities for the six months ended June 30, 2023 was $7.3 million. As of June 30, 2023, the Company had cash and cash equivalents of $8.5 million and an accumulated deficit of $148.7 million.

In January and April 2023, the Company committed to a restructuring initiative designed to position the Company to explore a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. If a strategic transaction is not completed, or if additional financing is not available, the Company may not be able to service our outstanding indebtedness and our payables and may have to file for bankruptcy protection or pursue a dissolution of the Company and liquidation of all of the Company’s remaining assets. In such an event, the amount of cash available for distribution to the Company’s shareholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as the Company continues to fund its operations and service the Company’s outstanding indebtedness. The Company cannot provide assurance as to the amount of cash that will be available to distribute to shareholders, if any, after paying its debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

The Company has financed its operations primarily through sales of equity-related securities. In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the six months ended June 30, 2023, the Company sold approximately 119 thousand shares of our common stock under this agreement, resulting in net cash proceeds of $102 thousand, after deducting issuance costs of $19 thousand.

On May 17, 2023, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it agreed to issue and sell in a private placement an aggregate of (i) 525,000 shares of common stock, (ii) warrants to purchase up to 3,617,012 shares of common stock (the “Pre-Funded Warrants”) and (iii) warrants to purchase up to 4,142,012 shares of common stock (the “Common Warrants”). The purchase price was $0.845 for each share of common stock and $0.8449 for each Pre-Funded Warrant, resulting in net proceeds of approximately $3.0 million, inclusive of issuance costs of $0.5 million and exclusive of warrant issuance costs of $0.2 million. See Note 11 for further discussion of the Private Placement.

Note 3 – Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2023 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023.

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

Basic and diluted net loss per share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the applicable period. Diluted net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period, including any potentially dilutive securities such as stock options, unvested restricted stock, warrants, and other convertible instruments unless the result of inclusion would be antidilutive, using the treasury stock method. The Company’s net loss is net loss attributable to common shareholders for all periods presented. The Company would use the two-class method to compute net income per common share, as it issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. The two-class method presentation will only be required if and when the Company reports net income.

Given the nominal exercise price of the Company’s issuance of pre-funded warrants, such pre-funded warrants are included in in the calculation of basic and diluted net loss per share as the exercise price per warrant is deemed nonsubstantive when compared to the fair value of the underlying common shares. The 3,617,012 unexercised pre-funded warrants as of June 30, 2023 were included in the Company’s calculation of basic and diluted loss per share.

The Company’s Convertible Note, on an as converted basis into common stock of 142,857 shares, and the following outstanding stock-based awards and warrants, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding options	304,164	403,911	304,164	403,911
Unvested restricted stock units	10,455	28,613	10,455	28,613
Warrants	4,686,657	394,577	4,686,657	394,577
Total	5,001,276	827,101	5,001,276	827101

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company had a full valuation allowance against its deferred tax assets.

For the three and six months ended June 30, 2023 and 2022, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2023 and 2022, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

Accounting Pronouncements- Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period, excluding smaller reporting companies. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within that reporting period, using either a full or modified retrospective approach. Since the Company is a smaller reporting company (“SRC”), implementation is not needed until after December 15, 2023. We are currently evaluating the impact of the provisions of this guidance on our condensed consolidated financial statements.

Note 4 –Fair Value Measurements

Liabilities measured and recorded at fair value on a recurring basis consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,056	$1,056

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent royalty obligation	$-	$-	$1,212	$1,212

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.

In estimating the fair value of the Company’s contingent royalty obligation, the Company used the discounted cash flow method as of June 30, 2023 and December 31, 2022. Based on the fair value hierarchy, the Company classified contingent royalty obligation within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of a contingent royalty obligation, during the six months ended June 30, 2023 was as follows:

Fair Value Measurements of Contingent Royalty Obligation (Level 3)
Balance at December 31, 2022	$1,212
Change in estimated fair value of contingent royalty obligation	156
Balance at June 30, 2023	$1,056

The contingent royalty obligation is re-measured at each balance sheet date using several assumptions, including the following: 1) estimated sales growth, 2) length of product cycle, 3) patent life, 4) discount rate (28.5% and 23% as of June 30, 2023 and December 31, 2022, respectively), and 5) rate of royalty payment (3% as of June 30, 2023 and December 31, 2022).

In accordance with ASC-820-10-50-2(g), the Company performed a sensitivity analysis of the liability, which was classified as a Level 3 financial instrument. The Company recalculated the fair value of the liability by applying a +/- 2% change to the input variable in the discounted cash flow model; the discount rate. A 2% decrease in the discount rate would increase the liability by $95 and a 2% increase in the discount rate would decrease the liability by $86. Such amounts are based on highly sensitive estimates and actual results could result in material change in future periods.

Note 5 – Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. For the three and six months ended June 30, 2023, an inventory impairment of $30 and $195, respectively, and for the three and six months ended June 30, 2022, an inventory impairment of $0 and $159, respectively, was recorded. Inventories that exceed estimated realization for the next twelve months from balance sheet date based on future sales forecasts are classified as long-term assets.

Inventory at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$553	$697
Work-in-process	177	155
Finished goods	689	548
Inventory reserve	(596)	(401)
Inventory, net	$823	$999
Inventory, current	$446	$488
Inventory, non-current	$377	$511

Note 6 – Fixed assets, net

Fixed assets, summarized by major category, consist of the following for the years ended:

	June 30, 2023	December 31, 2022
Office equipment	$171	$171
Computers and software	321	321
Machinery	1,056	1,049
Lab and medical equipment	1,584	1,477
Leasehold improvements	200	200
Total	3,332	3,218
Less: accumulated depreciation and amortization	(2,123)	(1,893)
Fixed assets, net	$1,209	$1,325

Depreciation and amortization expense for the three and six months ended June 30, 2023 was $113 and $230, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2022 was $129 and $253, respectively.

Note 7 – Leases

The Company leases offices in Fort Lauderdale, Florida and Israel which expire in November 2024 and December 2023, respectively. The Company also leases vehicles under operating leases that expire at various dates through 2025.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost, net of related party license fee	$2	$23	$18	$62
Variable lease cost	39	30	64	60
Total lease cost	$41	$53	$82	$122

	As of June 30, 2023	As of December 31, 2022
Assets
Operating lease, right-of-use- asset	$332	$428
Liabilities
Current
Operating lease liabilities	$243	$245
Non-current
Operating lease liabilities, net of current portion	79	178
Total lease liabilities	$322	$423

Other information:
Weighted average remaining lease term - operating leases	1.44 years	1.79 years
Weighted-average discount rate - operating leases	7.30%	7.36%

The Company’s lease expense is included in general and administrative expenses which is net of the related party license fee of $60 for the three months ended June 30, 2023 and 2022, and $109 and $107 for the six months ended June 30, 2023 and 2022, respectively (see Note 10).

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

In connection with the Kreos Loan Agreement, the Company also issued to the Lender a warrant (“Warrant”), dated July 16, 2021, to purchase up to 9,547 shares of the Company’s common stock, at an exercise price of $20.948 per share, payable in cash or on a cashless basis according to the formula set forth in the Warrant. The exercise price of the Warrant and the number of shares issuable upon exercise of the Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Warrant is exercisable until the date that is ten years after the date of issuance. The Company concluded that the Warrant is indexed to its own stock and accordingly is classified as equity.

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

For the six months ended June 30, 2023, interest expense for the Loan was as follows:

Contractual interest expense	$470
Amortization of debt issuance costs	123
Total interest expense	$593

For the three months ended June 30, 2023, interest expense for the Loan was as follows:

Contractual interest expense	$224
Amortization of debt issuance costs	61
Total interest expense	$285

Future principal payments under the Convertible Note as of June 30, 2023 are as follows:

Years Ending December 31,	Amount
2023 (remaining 6 months)	$-
2024	-
2025	4,000
Total future principal payments	4,000
Less unamortized debt issuance costs	(80)
Total balance – Convertible Note	$3,920

Future principal payments under the Long-term Debt as of June 30, 2023 are as follows:

Years Ending December 31,	Amount
2023 (remaining 6 months)	$1,389
2024	2,983
2025	1,601
Total future principal payments	5,973
End of loan payments	140
Less unamortized debt issuance costs of current portion of long-term debt	(151)
Less unamortized debt issuance costs of non-current portion of long-term debt	(70)
Total balance	$5,892
Less long-term debt, current	$2,694
Long- term debt, net of current portion	$3,198

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

Manufacturing Component Purchase Obligations

The Company utilizes two outsourcing partners to manufacture its workstation and disposable portions of the Pure-Vu System, and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company. As of June 30, 2023, the Company expects to pay $38 under manufacturing-related supplier arrangements within the next year, substantially all of which is noncancelable.

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc. (OBIO), formerly a greater than 5% holder of the Company’s common stock and entity in which David Hochman, the Chairman of the Company’s board of directors, serves as the Chairman of the board of directors and Chief Executive Officer, and Darren Sherman, a member of the Company’s board of directors, serves as a director and as President and Chief Operating Officer. Pursuant to the Shared Space Agreement, the Company granted a license to OBIO for the use of portions of the office space not being used by the Company in the Company’s leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which previously covered approximately 35% of the Premises and was to expand incrementally to approximately 60 to 70% of the Premises by September 2024. In May 2022, the Company entered into an amendment to the Shared Space Agreement. Pursuant to the amendment, the area covered by the Shared Space Agreement was expanded to 95% of the premises and the aggregate license fees will generally range from approximately $212 to approximately $270 in any given calendar year during the term of the Shared Space Agreement until the termination of the lease in November 2024. During the three and six months ended June 30, 2023, the Company recorded a license fee of $60 and $109 respectively, in relation to the Shared Space Agreement. During the three and six months ended June 30, 2022, the Company recorded a license fee of $60 and $107 respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses.

Note 11 – Share-based compensation

The following table sets forth total non-cash share-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit awards by operating statement classification for the three and six months ended June 30, 2023 and 2022:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Research and development	$21	$100	$80	$197
Sales and marketing	-	65	1	123
General and administrative	28	296	190	662
Total	$49	$461	$271	$982

As of June 30, 2023, unamortized share-based compensation for stock options was $243, with a weighted-average recognition period of 0.68 years.

Stock option and warrant activity

A summary of the Company’s stock option and warrant activity is as follows:

	Options		Warrants
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	400,137	$42.69	393,261	$50.86
Granted	-	-	*7,966,125	$0.40
Expired	(46,132)	$42.87	(55,717)	$100.45
Forfeited	(49,841)	$13.45	-	$-
Outstanding at June 30, 2023	304,164	$47.45	8,303,669	$0.61
Exercisable at June 30, 2023	278,971	$50.43	8,303,669	$0.61

*	Includes 3,617,012 prefunded warrants at an exercise price of $0.0001 per share

As of June 30, 2023, there were 10,455 nonvested restricted stock unit awards at a weighted average grant date fair value of $5.74. As of December 31, 2022, there were 20,278 nonvested restricted stock unit awards at a weighted average grant date fair value of $18.62.

As of June 30, 2023, unamortized stock compensation for restricted stock units was $50, with a weighted-average recognition period of 0.68 years.

Issuance of Warrants to Purchase Common Stock

In February 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 6,000 shares of common stock of the Company. The warrants fully vested over a one-year period on a monthly basis and expire three years from the date of issuance and were exercisable at weighted average exercise price equal to $56.60 per share of common stock. In March 2022, the Company granted new warrants as a replacement to the vested warrants held by the service provider, for which all the share-based compensation expense had been recognized in prior fiscal periods. The issuance of new warrants concurrently with the cancellation of the existing warrants was treated as a modification. The Company agreed to issue replacement warrants to purchase 6,000 shares of common stock of the Company exercisable at a price equal to $10 per share of common stock. The replacement warrants immediately vested upon issuance and expire three years from the date of issuance. As a result, the Company recognized $0 and $26 of share-based compensation for the six months ended June 30, 2023 and 2022 respectively, related to the incremental fair value which is equal to the excess of the fair value of the new stock options granted over the fair value of the original award on the cancellation date.

On May 17, 2023, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it agreed to issue and sell in a private placement an aggregate of (i) 525,000 shares of common stock, (ii) warrants to purchase up to 3,617,012 shares of common stock (the “Pre-Funded Warrants”) and (iii) warrants to purchase up to 4,142,012 shares of common stock (the “Common Warrants”). The purchase price was $0.845 for each share of common stock and $0.8449 for each Pre-Funded Warrant, resulting in net proceeds of approximately $3.0 million, inclusive of issuance costs of $0.5 million and exclusive of warrant issuance costs of $0.2 million. The closing of the offering occurred on May 19, 2023. Each Common Warrant is exercisable for a period of five and one-half years from the issuance date at an exercise price of $0.72 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. Each Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.0001 per share and may be exercised on a cashless basis.

The measurement of fair value of the Pre-Funded Warrants was determined utilizing a Black-Scholes model. The relative fair value of these Pre-Funded Warrants was estimated to be $1.7 million on May 19, 2023, and is reflected within additional paid-in capital as of June 30, 2023 as the Pre-Funded Warrants were determined to be equity classified.

The measurement of fair value of the Common Warrants was determined utilizing a Black-Scholes model. The relative fair value of these Common Stock Warrants was estimated to be $1.5 million on May 19, 2023 and is reflected within additional paid-in capital as of June 30, 2023, as the Common Stock Warrants were determined to be equity classified.

In addition, pursuant to the terms of the offering, the Company issued the placement agent, H.C. Wainwright & Co., LLC., warrants to purchase up to 207,101 shares of the Company’s common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable for a period of five and one-half years from the issuance date, at an exercise price of $1.0563 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. As these Placement Agent Warrants were issued for services provided in facilitating the private placement, the Company recorded the fair value of such Placement Agent Warrants as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model. The relative fair value of these Placement Agent Warrants was estimated to be $0.1 million on May 19, 2023, and is reflected within additional paid-in capital as of June 30, 2023 as the Placement Agent Warrants were determined to be equity classified.

As of August 14, 2023, Pre-Funded Warrants for 588,012 shares of common stock were exercised.

Additionally, in connection with the Private Placement, the Company entered into a warrant amendment (the “Warrant Amendment”), dated May 17, 2023 with the holder named therein, pursuant to which the Company agreed to amend certain existing warrants to purchase up to an aggregate of 299,997 shares of Common Stock that were previously issued in January 2021 through February 2021 at an exercise price of $42.40 per share after the 1-to-20 reverse stock split, such that effective upon the closing of the Private Placement the amended warrants have a reduced exercise price of $0.72 per share, at an additional offering price of $0.125 per amended warrant. The Company calculated an incremental fair value of approximately $0.1 million by calculating the fair value of the warrants immediately before and immediately after the modification. The Company recognized the change in the fair value of the warrants as an equity issuance cost.

The Private Placement resulted in net proceeds of approximately $3.0 million, inclusive of issuance costs of $0.5 million and exclusive of warrant issuance costs of $0.2 million.

Note 12 – Restructuring

In January 2023, the Company commenced a strategic restructuring program aimed at capital preservation. In April 2023, the Company approved the implementation of additional cost cutting measures, including an executive reorganization and other cuts in clinical expenses, in connection with its ongoing efforts to reduce operating expenses. In addition, the non-management members of the Board agreed to defer their Board fees until a future date. During the three and six months ended June 30, 2023, the Company recorded charges of $267 and $1,517, respectively, related to the strategic restructuring program. Of that amount, the Company paid $416 and $1,423 during the three and six months ended June 30, 2023, respectively. The Company expects to pay the remaining $94 in the third quarter of 2023.

The outstanding restructuring liabilities are included in accounts payable and accrued expenses on the condensed consolidated balance sheet. As of June 30, 2023, the components of the liabilities were as follows:

Employee Severance and Other Benefits (1)
Balance as of January 1, 2023	$-
Restructuring expenses- Sales and Marketing	566
Restructuring expenses- Research and Development	477
Restructuring expenses- General and Administrative	474

Cash payments	(1,423)
Liability included in accounts payable and accrued expenses at June 30, 2023	$94

(1)	Employee severance and other benefits expenses were included in sales and marketing expenses, research and development expenses, and general and administrative expenses in the statements of comprehensive loss.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank or any other financial institution that is placed into receivership by the FDIC, may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if we were to borrow money in the future and if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry, including for example in the case of First Republic Bank and Credit Suisse during March 2023. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

Recent Developments

We continue to explore a range of strategic and financing alternatives focused on maximizing stockholder value and supporting the commercialization of the Pure-Vu System with Lake Street Capital Markets LLC (“Lake Street Capital”) as an advisor us in this process. Potential strategic alternatives that we may consider are expected to include an acquisition, merger, reverse merger, other business combination, sale of assets, licensing and other strategic transactions. To support these objectives, we commenced a strategic restructuring program aimed at capital preservation. We have reduced our quarterly cash expenditures by approximately 35% by eliminating approximately 45% of our workforce.

In April 2023, we approved the implementation of additional cost cutting measures, including an executive reorganization and other cuts in clinical expenses, in connection with its ongoing efforts to reduce operating expenses.

We continue to execute on our initiative to submit to the FDA in Q4 of 2023 for clearance of the Upper GI device and well as the next generation device for the colon that leverages some of the technology enhancements created during the Upper GI development process. These enhancements include a push on cleansing head and the elimination of the oversleeve covering the scope. These enhancements are designed to simplify the loading, improve the ergonomics when navigating the GI tract by allowing the physician to hold the scope directly as they normally would. The enhancements also have the benefit of reducing the cost of goods of the disposable portion of the system by approximately 50% compared to the current EVS device.

Financial Operations Overview

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $7.4 million for the six months ended June 30, 2023, and we expect to continue to incur net operating losses for the foreseeable future. As of June 30, 2023, we had $8.5 million in cash and cash equivalents and an accumulated deficit of $148.7 million. In January and April 2023, we committed to a restructuring initiative designed to position us to explore a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. If a strategic transaction is not completed, or if additional financing is not available, we may not be able to service our outstanding indebtedness and our payables and may have to file for bankruptcy protection or pursue a dissolution and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations and service our outstanding indebtedness. We cannot provide assurance as to the amount of cash that would be available to distribute to shareholders, if any, after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any. Such conditions raise substantial doubts about our ability to continue as a going concern.

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

During the six months ended June 30, 2023, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgement and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

Revenue

Revenue totaled $113.0 thousand for the three months ended June 30, 2023, compared to $185.0 thousand for the three months ended June 30, 2022. The $72.0 thousand decrease was primarily attributable to less sales of Pure-Vu EVS disposables product.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2023 totaled $61.0 thousand, compared to $68.0 thousand for the three months ended June 30, 2022. The net decrease of $7.0 thousand is attributable to a decrease of $37.0 in the units sold of our system disposable evaluation and commercial units and an increase of $30.0 thousand in cost of revenue associated with the impairment of inventory. As certain developments occur in the business and operations, we anticipate further possible impairment to inventory in 2023.

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

Research and development expenses for the three months ended June 30, 2023 totaled $0.8 million, compared to $1.4 million for the three months ended June 30, 2022. The decrease of $0.6 million was primarily attributable to decrease of $0.3 million in salaries and other personnel related costs, $0.1 million in clinical study costs, $0.1 million in professional and consulting fees and $0.1 million in shared-based compensation.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the three months ended June 30, 2023 totaled $0.3 million, compared to $1.2 million for the three months ended June 30, 2022. The decrease of $0.9 million was primarily attributable to a decrease of $0.6 million in salaries and other personnel related costs, $0.1 million decrease in demonstrational product costs, $0.1 million in shared-based compensation and $0.1 million in other sales and marketing costs.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the three months ended June 30, 2023 totaled $1.6 million, compared to $2.1 million for the three months ended June 30, 2022. The $0.5 million decrease is primarily attributed to a decrease of $0.3 million in stock compensation, $0.1 million in investor and public relation costs and $0.1 million in professional and consultant costs.

Other Income and Expenses

Other expense, net for the three months ended June 30, 2023 totaled $0.3 million compared to other expense of $0.5 million for the three months ended June 30, 2022. The decrease of $0.2 million in other expense net, was primarily attributable to a decrease of $0.1 million in finance expense and $0.1 million in exchange rate differences.

Comparison of Six Months Ended June 30, 2023 and 2022

Revenue

Revenue totaled $169.0 thousand for the six months ended June 30, 2023, compared to $205.0 thousand for the six months ended June 30, 2022. The decrease of $36.0 thousand is primarily attributed to decreased sales of Pure-Vu EVS disposables product.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2023 totaled $235.0 thousand, compared to $242.0 thousand for the six months ended June 30, 2022. The net decrease of $7.0 thousand was primarily attributed to a decrease of $43.0 thousand in the units sold of our system disposable evaluation and commercial units and an increase of $36.0 thousand in inventory impairment.

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

Research and development expenses for the six months ended June 30, 2023, totaled $2.2 million, compared to $2.7 million for the six months ended June 30, 2022. The decrease of $0.5 million was primarily attributable to a decrease of $0.2 million in professional and consulting costs, $0.1 million in clinical study costs, $0.1 million in share-based compensation and $0.1 million in other research and development costs.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the second generation Pure-Vu System.

Sales and marketing expenses for the six months ended June 30, 2023, totaled $1.2 million, compared to $2.2 million for the six months ended June 30, 2022. The decrease of $1.0 million was primarily attributable to decreases of $0.6 million in salaries and other personnel related cost, $0.2 million in demonstration product and $0.2 million in share-based compensation costs.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the six months ended June 30, 2023, totaled $3.6 million, compared to $4.2 million for the six months ended June 30, 2022. The decrease of $0.6 million was primarily attributable to a decrease of $0.5 million in share-based compensation, $0.1 million in professional services, $0.2 million in investor and public relation fees and $0.1 million in other general and administrative costs, offset with a $0.3 million increase in salaries and other personnel related costs.

Other Income and Expenses

Other expense, net for the six months ended June 30, 2023, totaled $0.3 million compared to $0.8 million for the six months ended June 30, 2022. The decrease of $0.5 million in other expense, was primarily attributable to a decrease of $0.2 million in finance expense, a gain of $0.2 million in 2023 compared to a loss of $0.1 million in 2022 from the change in estimated fair value of contingent royalty obligation and a decrease of $0.1 million in exchange rate differences.

Liquidity and Capital Resources

To date, we have generated minimal revenues, experienced negative operating cash flows and have incurred substantial operating losses from our activities. We expect operating costs will increase significantly as we incur costs associated with commercialization activities related to the Pure-Vu System. As described above under “Overview” and “Financial Operations Overview,” we adopted a restructuring program in January and April 2023 intended to reduce our operating costs and other expenses and have commenced a process to evaluate strategic alternatives. If a strategic transaction is not completed, or if additional financing is not available, we may not be able to service our outstanding indebtedness and our payables and may have to file for bankruptcy protection or pursue a dissolution of the company and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations and service our outstanding indebtedness. We cannot provide assurance as to the amount of cash that will be available to distribute to shareholders, if any, after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any. We expect to continue to fund our operations primarily through utilization of our current financial resources, future product sales, the issuance of debt or equity, as well as through other strategic alternative transactions. As of June 30, 2023, our accumulated deficit was $148.7 million. Such conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the six months ended June 30, 2023, we sold approximately 119 thousand shares of our common stock under this agreement, resulting in net cash proceeds of $102 thousand, after deducting issuance costs of $19 thousand. We did not have any sales under this agreement during the three months ended June 30, 2023.

On May 17, 2023, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it agreed to issue and sell in a private placement an aggregate of (i) 525,000 shares of common stock, (ii) warrants to purchase up to 3,617,012 shares of common stock (the “Pre-Funded Warrants”) and (iii) warrants to purchase up to 4,142,012 shares of common stock (the “Common Warrants”). The purchase price was $0.845 for each share of common stock and $0.8449 for each Pre-Funded Warrant, resulting in net proceeds of approximately $3.0 million, inclusive of issuance costs of $0.5 million and exclusive of warrant issuance costs of $0.2 million. See Note 11 for further discussion of the Private Placement.

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

Our ability to continue as a going concern for the next twelve months from the issuance of our Quarterly Report on Form 10-Q, depends on our ability to execute our business plan, increase revenue and reduce expenditures. As of June 30, 2023, we had cash and cash equivalents of $8.5 million and an accumulated deficit of $148.7 million. Based on our current business plan, we believe our cash and cash equivalents as of June 30, 2023 will be sufficient to meet our anticipated cash requirements into the fourth quarter of 2023. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants, as well as evaluate other strategic alternative transactions. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

As of June 30, 2023, we had total current assets of $9.8 million and total current liabilities of $4.5 million resulting in working capital of $5.3 million. Net cash used in operating activities for the six months ended June 30, 2023 was $7.4 million, which includes a net loss of $7.4 million and gain on contingent royalty obligation of $0.2 million, offset by non-cash expenses principally related to share-based compensation expense of $0.3 million, depreciation and amortization of $0.2 million, amortization of debt issuance costs of $0.1 million, and inventory impairment of $0.2 million, plus net working capital items principally related to the decrease in accounts payable and accrued expenses of $0.6 million, and an decrease in operating lease activities of $0.1 million.

Net cash used in investing activities for the six months ended June 30, 2023 totaled $88.0 thousand related to the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2023 totaled $1.9 million related to proceeds from issuance of common shares pursuant to at-the-market issuance registered offering of $0.1 million and $3.5 million in proceeds from a private placement offering, offset by $1.3 million in repayments under term loans and financing fees related to the at the market offering and private placement offering of $0.4 million.

Shelf Registration Statement

On March 16, 2021, we filed a shelf registration statement (File No. 333-254343) with the Securities and Exchange Commission (the “2021 Shelf Registration Statement”), which was declared effective on March 26, 2021, that allows us to offer, issue and sell up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of June 30, 2023, we have not sold any securities under the 2021 Shelf Registration Statement, except as described below.

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

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the six months ended June 30, 2023, we sold approximately 119 thousand shares of our common stock under this agreement, resulting in net cash proceeds of $102 thousand, after deducting issuance costs of $19 thousand.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and other reports filed with the Securities and Exchange Commission on March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Form of Common Stock Purchase Warrant	8-K	001-38389	4.1	05/22/2023

4.2	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-38389	4.2	05/22/2023

4.3	Form of Placement Agent Warrant	8-K	001-38389	4.3	05/22/2023

10.1	Form of Securities Purchase Agreement	8-K	001-38389	10.1	05/22/2023

10.2	Form of Registration Rights Agreement	8-K	001-38389	10.2	05/22/2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350).					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).					X

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Motus GI Holdings, Inc. (Registrant)

Date: August 14, 2023	By:	/s/ Mark Pomeranz
	Name:	Mark Pomeranz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Ravit Ram
	Name:	Ravit Ram
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2023	By:	/s/ Elad Amor
	Name:	Elad Amor
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

