Form 10-K
period 2023-12-31
Motus GI Holdings, Inc.
filed 2024-03-18
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38389

Motus GI Holdings, Inc.

(Exact name of registrant as specified in its charter)

delaware	81-4042793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 East Broward Boulevard, 3rd Floor Ft. Lauderdale, FL	33301
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (954) 541-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	MOTS	The Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3.1million based on the closing price of the registrant’s Common Stock on June 30, 2023.

The number of shares outstanding of the registrant’s Common Stock, par value of $0.0001 per share, as of March 6, 2024 was 5,031,376.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Motus GI Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2023

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our limited operating history and need for additional capital;

●	our ability to execute our strategic restructuring program aimed at capital preservation, reduction in cash expenditures and reduction of our workforce;

●	our ability to enter into and consummate strategic alternatives, including any acquisition, merger, reverse merger, other business combination, sale of assets, licensing and other strategic transactions;

●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for the Pure-Vu System and our ability to satisfy our capital needs;

●	our ability to remain compliant with the requirements of The Nasdaq Capital Market for continued listing;

●	our dependence on the Pure-Vu System, our sole product;

●	our ability to commercialize the Pure-Vu System;

●	our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors;

●	our ability to obtain approval or certification from regulatory agents or other competent entities in different jurisdictions for the Pure-Vu System;

●	our dependence on third-parties to manufacture the Pure-Vu System;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executives and medical and science personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	our ability to adequately support growth;

●	our ability to predict the financial impact of inflation on costs such as labor, freight and materials;

●	our ability to project in the short term the hospital medical device environment considering the global pandemic and financial strains on hospital systems; and

●	the impact of the events occurring in the Middle East and the conflict taking place in Israel

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

Overview

We have developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures and colonoscopies. A redesigned version of the system received FDA 510(k) clearance in Q4 of 2023 which improves the overall ease of use of the system and lowers the overall cost of goods by close to 50%. An earlier version of the Pure-Vu System is also “Conformité Européenne” (“CE”) marked in the European Economic Area (EEA) for use in colonoscopy. The Pure-Vu System is also CE marked in the European Economic Area (EEA) for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. Challenges exist for inpatient colonoscopy and endoscopy, particularly for patients who are elderly, with comorbidities, or active bleeds, where the ability to visualize, diagnose and treat is often compromised due to debris, including fecal matter, blood, or blood clots. We believe this is especially true in high acuity patients, like GI bleeding where the existence of blood and blood clots can impair a physician’s view and removing them can be critical in allowing a physician the ability to identify and treat the source of bleeding on a timely basis. We believe use of the Pure-Vu System may lead to positive outcomes and lower costs for hospitals by safely and quickly improving visualization of the colon and upper GI tract, potentially enabling effective diagnosis and treatment without delay. In multiple clinical studies to date, involving the treatment of challenging inpatient and outpatient cases, the Pure-Vu System has consistently helped achieve adequate bowel cleanliness rates greater than 95% following a reduced prep regimen. We also believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we believe that during 2023 approximately 1.5 million inpatient colonoscopy procedures were performed in the U.S. and approximately 4.8 million worldwide. Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System has been assigned an ICD-10 code in the US. The system does not currently have unique codes with any private or governmental third-party payors in any other country or for any other use; however, we may pursue reimbursement activities in the future, particularly in the outpatient colonoscopy market. Since we received 510(k) clearance in Q4 2023 from the FDA for the new Pure-Vu EVS System for use in the Upper GI tract and Colon we commenced limited market introduction of this product at the end of 2023. Both devices leverage the same Workstation and feature key enhancements such as a larger and more powerful suction channel, more efficient irrigation jets, a smaller profile distal tip that offers enhanced flexibility during insertion, enhanced navigation and a much easier bed side set up.

Strategic Review and Restructuring

We have initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. Potential strategic alternatives that we may consider are expected to include an acquisition, merger, reverse merger, other business combination, sale of assets, licensing and other strategic transactions.

In the first half of the year ended December 31, 2023, we committed to a restructuring initiative designed to reduce our expenses and allow us to explore a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System.

We intend to continue to evaluate and identify other areas of our business to enhance efficiencies and improve processes, with a goal to further lower our operating expenses and capital needs. There can be no assurance that this strategic review process will result in any changes to our current business plans or lead to any specific action or transaction. We do not intend to discuss or disclose further developments during this strategic review process unless and until the Board has approved a specific action or we otherwise determine that further disclosure is appropriate. If we fail to complete a strategic transaction, we may need to pursue bankruptcy, dissolution or liquidation.

Market Overview

Upper and Lower endoscopy are performed in the hospital setting to diagnose and treat patients with emergent GI disorders. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., we believe that during 2023 approximately 1.5 million inpatient colonoscopy procedures were performed in the U.S. and approximately 4.8 million worldwide. Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. These procedures are typically performed to help diagnose and treat GI bleeding, unknown abdominal pain, irritable bowel syndrome (IBS), inflammatory bowel disease (IBD), anemia or infection.

Despite the pervasiveness and effectiveness of endoscopy, it can lead to failed, delayed and poor quality procedures especially in the inpatient setting. Rescheduling the procedure creates inefficiencies in the provider’s workflow, and increases the length of hospital stay, each of which results in increased healthcare costs. In GI bleeding, diagnosing the treating the source of the bleed can be critical to the patients outcome, especially in upper GI bleeding which has a mortality rate of 10%. For colonoscope in the inpatient setting the preparation regimen typically requires patients to be on a liquid diet for 24 hours, drink up to four liters of a purgative, spend up to 12 hours prior to the exam periodically going to the bathroom to empty their bowels, which can be difficult for frail patients in the hospital. For inpatients, approximately 51% have inadequate preparation that leads to at least one extra night in the hospital according to a published study by the Cleveland Clinic.

Upper GI Endoscopy Market

In Q4 of 2023, we announced that we received 510(k) clearance from the FDA for a version of the Pure-Vu EVS System that is compatible with gastroscopes used during upper gastrointestinal (GI) endoscopy procedures to remove blood, blood clots and debris in order to provide a clear field-of-view for the endoscopist. The device is designed to integrate with therapeutic gastroscopes to enable safe and rapid cleansing during the procedure, while preserving established procedural workflow and techniques.

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

The Company has initiated a controlled launch of new Upper GI device in the US market, with positive feedback in not only Upper GI bleed procedures but in also removing stomach content in therapeutic procedures that would have otherwise been canceled. With the Pure Vu EVS system in place it eliminates the need to utilize existing irrigation and suction through the working channel of the gastroscope, physicians can use tools in tandem with Pure-Vu EVS. For example, the use of snares to break up large clots and then immediately suction out the smaller pieces using the large Pure-Vu EVS smart sense suction channel. In addition, during cases with significant bleeding, Pure-Vu EVS allows the physician to clean the area of interest and immediately apply therapy to achieve hemostasis, since the physician can have their therapeutic device prepositioned in the gastroscope’s working channel and deliver it before the blood flow covers the area of interest after cleansing.

Inpatient Opportunity: improving outcomes, hospital resource utilization and reducing the time to a successful endoscopic

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

Our Pure-Vu Solution

Our system consists of a workstation controller and a single-use, disposable Flex-Channel that attaches to most gastroscopes and colonoscopes (endoscopes). Together with the endoscopes, the Pure-Vu System performs rapid, effective, and efficient intra-procedural cleaning without compromising procedural workflow and techniques. The Flex-Channel has an umbilical section that connects the disposable to the workstation. The workstation, through a series of peristaltic pumps activated by foot pedals, delivers an irrigation medium of air and water that creates a pulsed vortex inside the GI tract to break up debris while simultaneously evacuating the content into waste receptacles already used in a standard colonoscopy procedure. The proprietary smart sense suction (evacuation) system in the device has sensors built in that can detect the formation of a blockage and automatically clear it allowing the physician to remove significant debris from the patient. The Pure-Vu System has been clinically demonstrated to be capable of cleaning poorly prepared colons in minutes. We have built and continue to extend our intellectual property portfolio designed to protect key aspects of the system, including the pulsed vortex irrigation and auto-purge functions.

In June 2019, the 510(k) premarket notification for the second-generation (“Gen 2”) of the Pure-Vu System was reviewed and cleared by the FDA. We received the initial CE Certificate of Conformity, allowing us to affix the CE Mark to the Gen 2 Pure-Vu System in March 2020. We received a supplement to the initial CE Certificate of Conformity in January 2021.

On October 2023, we announced the 510(k) clearance by the FDA of an upgraded version of Pure-Vu EVS System for the colon based on the design of the Pure Vu EVS Gastro which streamlines the device, eliminates the sleeve covering the scope and dramatically simplifies the set up. The Pure-Vu EVS offers usability advancements, including enhanced physician navigation and control, on-demand bedside loading, expanded cleansing capacity, and a smaller workstation footprint.

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

Current Additional Clinical Studies

In Q2 2022, we completed the EU study of subjects who have had a history of poor bowel preparation and were scheduled for either screening, diagnostic, or surveillance colonoscopy across two sites, including the Radboud University Medical Center (Netherlands) and GastroZentrum Lippe (Germany). The subjects underwent a low volume bowel preparation, with just 2x150ml picoprep. The subjects were also allowed to eat a low fiber diet for two days prior to the colonoscopy as opposed to the typical clear liquid diet the day before a colonoscopy. The subjects then received intra-procedural bowel cleansing with the Pure-Vu System. The primary endpoint for the study is improvement of the bowel preparation from baseline to post procedure as assessed by the Boston Bowel Preparation Scale (BBPS), which assesses the cleanliness of each of the three segments of the colon on a zero to three scale and requires a minimum score of two or better per segment to be considered adequately prepped. The results of the study were presented at the Digestive Disease Week meeting in May 2022 and showed a statistically significant improvement of subjects who were adequality prepped from a baseline of 31.8% to 97.7% after the use of Pure-Vu with a p-value of <0.0001. A full manuscript of this study was published in the February 2024 issue of United European Gastroenterology Journal.

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

As of December 31, 2023, we had received grants from the IIA in the aggregate amount of $1.3 million and had a contingent obligation to the IIA up to an aggregate amount of approximately $1.4 million (assuming no increase, per the IIA Regulations, as described below). As of December 31, 2023, we paid a minimal amount to the IIA. We may apply for additional IIA grants in the future. However, as the funds available for IIA grants out of the annual budget of the State of Israel are subject to the pre-approval of the IIA and have been reduced in the past and may be further reduced in the future, we cannot predict whether we will be entitled to – or approved for – any future grants, or the amounts of any such grants (if approved).

In exchange for these grants, we are required to pay royalties to the IIA of 4% (which may be increased under certain circumstances) from our revenues generated (in any fashion) from know-how developed using IIA grants(and any derivatives of such IIA funded know-how), up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest (which is typically calculated at the 12-month U.S. dollar LIBOR rate published at the beginning of the calendar year in which the specific grant was approved by the IIA).

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

For additional information, see “Part I—Item 1A—Risk Factors—Risks Related to Our Operations in Israel.”

Manufacturing and Supply

We have established relationships with research facilities, contract manufacturing organizations, or CMOs, and our collaborators to manufacture and supply our product for our initial U.S. market launch targeting early adopter hospitals and for our broader commercialization. Currently, the workstation component of our Pure-Vu System is manufactured by Sanmina Corporation at their facilities in Israel. We may enter into formal supply agreements for the manufacture of the workstation component and loading fixture of our Pure-Vu System with Sanmina Corporation as we continue to establish higher volume capabilities and our commercialization efforts grow. The disposable portion of the Pure-Vu EVS is manufactured by Sterling Industries in their Michigan, U.S. facility. We entered into a supply agreement with Sterling Industries in Q2 of 2021. Sterling Industries uses Medacys in Shenzhen, China as key sub-supplier for the injection molded parts in the Pure Vu disposables. These manufacturing suppliers have extensive experience in medical devices and in dealing with regulatory bodies and other competent entities. These suppliers have ISO 13485 certified quality systems. We have an agreement in place with a third-party logistics provider in the U.S. who is ISO 13485 certified and specializes in medical devices and equipment. They provide warehousing, shipping and back office support to meet our commercial needs.

For additional information, see “Part I—Item 1—Business—Research and Development” above, and “Part I—Item 1A—Risk Factors—Risks Related to Our Operations in Israel.”

U.S. Market Entry Strategy

Our initial market introduction strategy of the newly approved version of the device in the United States is focused on the inpatient hospital market. We are focused on building clinical champions amongst key Gastroenterologists, that can be key reference accounts to articulate the benefits and ease of use in the upper GI tract and the colon. Additionally, we articulate the clinical and economic value of the Pure-Vu System technology to key members of hospital administration. After a pre-defined product evaluation period, we seek to work within the Value Analysis Committee approval process, currently utilized within most U.S. hospitals and integrated delivery networks (IDNs). Following successful implementation at the flagship location within an IDN, we then seek to gain further expansion of the Pure-Vu System within other network hospital locations. On September 29, 2022, the Company announced that it has officially been recognized as a sole source provider and small business by the Veterans Health Administration (VHA). The VHA is the largest integrated health care system in the U.S., and provides care to over nine million veterans. The special designation will provide the Company with direct access to the VHA’s procurement arm, thereby streamlining the purchasing and contracting process.

In addition to working with a third-party logistics provider specializing in medical devices to provide front and back office support to successfully fulfill customer orders, our commercial organization has implemented a robust customer relationship management tool to track account progress and help provide accurate forecasting for operations. We anticipate the sales cycle to be in the range of approximately six months. Timing of hospital capital budget availability may impact this anticipated cycle. Our primary focus is on gaining system placements in the acute care hospital market, driving utilization of our Pure-Vu System disposable in key reference accounts to facilitate scaling of the commercial efforts either directly or through partnerships.

Market Expansion Opportunities

While our time, effort and attention are primarily focused on driving adoption in the U.S. hospital market, we have identified several follow-on market expansion opportunities that are currently being evaluated, including Europe and other targeted OUS markets and targeted outpatient markets, as described below.

High Medical Need Outpatient Market

Our targeted Outpatient market focused on those patients at risk for inadequate prep presents a large potential commercial market opportunity for the Pure-Vu System. Based on our review and analysis of 2019 market data and 2021 projections for the U.S. and Europe, as obtained from iData Research Inc., and estimates from HRA Healthcare Research & Analytics Market Research, May 2015, we believe there are ~4.7M targeted outpatient colonoscopies performed in the U.S. each year and ~11.7M worldwide. These colonoscopy patients can often times have an inadequate preparation, which may lead to repeat procedures earlier than the medical guidelines suggest. We believe use of the Pure-Vu System has the potential to reduce the need for such repeat procedures if used for patients at risk for inadequate prep in the outpatient colonoscopy market. We may seek to obtain reimbursement coverage for this market through exploration of programs with both private and public payers focused on new technology platforms.

Additionally, if we choose to explore either market, we may be able to leverage our existing hospital and physician relationships developed through our clinical and future commercial efforts.

In 2021, the Center for Medicare and Medicaid Services (“CMS”) granted the Pure-Vu System a permanent ICD-10 code for inpatient uses. This coding effort is part of a broader strategy to potentially obtain reimbursement for certain inpatient and outpatient procedures where the Pure-Vu System can help facilitate visualization of inadequately prepared colons in high medical need patients.

Employees

As of December 31, 2023, we had 15 full time employees. All of our employees are engaged in administration, finance, research and development, engineering, regulatory or sales and marketing functions. We believe our relations with our employees are good. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

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

On January 31, 2024, FDA issued a final rule amending the QSR’s current good manufacturing practice (CGMP) requirements under 21 CFR part 820 to align more closely with the international consensus standard for Quality Management Systems for medical devices used by many other regulatory authorities around the world. This rule amends 21 CFR part 820 by incorporating by reference the quality management system requirements of the international standard specific for medical device quality management systems set by the International Organization for Standardization (ISO), ISO 13485:2016. The new rule is effective two years following its publication in the Federal Register. Until then manufacturers are required to comply with the QS regulation. FDA will begin to enforce the QMSR requirements upon its effective date, February 2, 2026.

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

On March 15, 2023, the European Parliament and the Council of the European Union adopted a Regulation amending the EU MDR, and the current transitional provisions of Article 120 of the EU MDR to allow an extension in the validity of certain CE Certificates of Conformity. These transitional provisions allow CE Certificates of Conformity issued under the EU MDD to remain valid until 31 December 2027 for class IIb implantable devices (and others) and 31 December 2028 for class IIa devices (and others) under the following main conditions: (1) devices do not present any unacceptable risk to health and safety, (2) devices have not undergone significant changes in design or intended purpose, and (3) the manufacturers should undertake the necessary steps to launch the certification process under the MDR, such as adaptation of their quality management system to the MDR and submission of an application for MDR certification to a Notified Body. This amendment to the EU MDR may have an impact in our current CE Certificate of Conformity, by extending its validity beyond May 27, 2024.

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

Third-Party Payor Coverage and Reimbursement

Our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors in any country. Significant uncertainty exists as to whether coverage and separate reimbursement of the Pure-Vu System will develop; but we sought new technology payments from Medicare under the hospital Inpatient and Outpatient Prospective Payment Systems and were denied in 2021. We intend to seek separate reimbursement for future versions of the system through private or governmental third-party payors in the future. In both the United States and foreign markets, our ability to commercialize the Pure-Vu System successfully, and to attract commercialization partners for the Pure-Vu System, depends in part on the availability of adequate coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by CMS through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured, and it is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations or other guidelines that govern its individual program. Each payor, whether governmental or private, has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of the Pure-Vu System will depend, in part, upon the extent of coverage and adequate reimbursement for such product and for the procedures in which such product is used. Prices at which we or our customers seek reimbursement for the Pure-Vu System can be subject to challenge, reduction or denial by the government and other payors.

In the event we do receive approval for third-party or government reimbursement for our product, the marketability of such product may suffer if the government and commercial third-party payors fail to provide adequate coverage and payment amounts. An emphasis on cost containment measures in the United States has increased and we expect it will continue. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and use of our current products and any future products for which we may obtain marketing approval for which payment is or may become available under any federal health care program. Arrangements with third party payors, healthcare providers and physicians will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute products. In the United States, restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

●	The federal Anti-Kickback Statute (“AKS”) makes it illegal for any person, including a device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward, or in return for, the purchase, lease, recommendation, order, or arranging for the purchase, lease, or order, of any health care product or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including cash, improper discounts, and free or reduced-price items and services. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. There are a number of statutory exceptions and regulatory safe harbors protecting from prosecution some common activities like discounts, or engaging health care professionals to provide services to the company; however, those exceptions and safe harbors are drawn narrowly, and there is no exception or safe harbor for many common business activities like educational grants or reimbursement support programs. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case by case basis based on the totality of the facts and circumstances.

●	The federal civil False Claims Act imposes liability, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, knowingly making, using, or causing to be made or used a false statement or record material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus significant mandatory penalties per false claim or statement for violations for each separate false claim, and the potential for exclusion from participation in federal healthcare programs. Conduct that violates the False Claims Act also may implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding- information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute also are deemed false or fraudulent claims for purposes of the False Claims Act. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

●	The Health Insurance Portability and Accountability Act of 1996, and its implementing regulations (collectively, “HIPAA”) imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also imposes certain obligations, including contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

●	The federal Physician Payments Sunshine Act and its implementing regulations, which requires that certain manufacturers of devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed, directly or indirectly, to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

●	Analogous state and foreign fraud and abuse laws and regulations, such as anti-kickback and false claims laws, which may apply to sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers, and state and local laws that require manufacturers to report information related to payments and other transfers of value to health care providers and state and local laws that require manufacturers to implement compliance programs or marketing codes. State laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts. Such laws are generally broad and are enforced by various state agencies and private actions.

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

Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the US, decisions of the European Court of Justice have increased uncertainty around compliance with EU privacy law requirements. As a result of the decision in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner), it was no longer possible to rely on the safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the US. Some available lawful transfer mechanisms are under scrutiny and in flux, such as the European Commission’s Standard Contractual Clauses (SCCs). While the SCCs remained the most common authorized procedure to transfer personal data out of the EU, on July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework, meaning that personal data can now flow freely from the EEA to US companies that participate in the Data Privacy Framework.

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

Risks relating to our strategic alternative process, including risks related to:

●	the inability to identify and implement any strategic business combination or other transaction.
●	the negative consequences of any strategic transaction that we may consummate.
●	the operational and financial risks related to the negotiation and completion of a strategic transaction.
●	if we fail to complete a strategic transaction we may need to pursue bankruptcy, dissolution or liquidation.

Risks relating to our financial position and need for capital, including risks relating to:

●	the sustainability of our operations and ability to continue as a going concern.
●	the recurring losses from operations since inception and possibility of never becoming profitable.
●	our indebtedness to Kreos Capital VI (Expert Fund) LP and related restrictions under the Loan Agreement.
●	the need for substantial additional capital to fund our operations, and if we fail to obtain such financing, we may not be able to complete the development and commercialization of any of our product candidates.
●	the potential dilutive impact of issuing additional equity securities in connection with necessary capital raises.
●	our ability to use net operating loss carryforward and other tax attributes may be limited.

Risks related to government regulation and third-party reimbursement, including risks related to:

●	the impact of costly and complex current and future regulation.
●	our ability to successfully obtain or maintain the necessary government approvals or third party certifications to market our Pure-Vu System both domestically and throughout the EEA.
●	the need to obtain new 510(k) clearance or a new CE Certificate of Conformity in the event of new modifications which may require us to cease marketing or initiate recalls pending approval.
●	the potential for product malfunctions causing death or serious injury, subjecting us to enforcement actions.

●	the potential for recalls of our Pure-Vu System or the discovery of a serious safety issue with the product.
●	our Pure-Vu System is not currently separately reimbursable through private or government third-party payors.
●	the difficulty and increased costs of marketing approval and commercialization of our products due to recent and future legislation.
●	the potential liability if we fail to comply with fraud and abuse laws.
●	the potential liability and commercialization consequences if we engage in inappropriate promotion of our Pure-Vu System.
●	the potential for civil and/or criminal sanctions related to potential non-compliance with anti-corruption laws.
●	the laws and regulations governing international business operations and potential for adverse impacts on our business.

Risks related to our business operations, including risks related to:

●	having only one product, and the lack of assurance that we will develop any additional products.
●	being a medical technology company with a limited operating history.
●	potential non-acceptance of the Pure-Vu System by physicians and patients.
●	our ability to successfully commercialize our Pure-Vu System.
●	our limited sales and marketing organization and related difficulties for commercializing our Pure-Vu System.
●	the impact of any potential adverse side effects caused by our Pure-Vu System.
●	the impact of any security breaches, computer malware, computer hacking and other security incidents.
●	the breadth of data privacy laws and regulations.
●	the difficulties associated with achieving commercialization.
●	the difficulties related to training medical professionals on the safe and appropriate use of our products.
●	competition in the marketplace.
●	the potential for technological obsolescence.
●	the potential reputational damage and unforeseen costs if defects were identified in our products.
●	our ability to penetrate international markets.
●	our dependence on third party manufacturers to manufacture our Pure-Vu System.
●	the impact of Israeli regulations on outsourcing and development for our Pure-Vu System.

Risks related to our intellectual property rights, including risks related to:

●	our ability to properly safeguard our intellectual property rights.
●	the impact of potential intellectual property disputes.
●	the impact of employment and confidentiality disputes.

General risks, including risks related to:

●	the difficulties related to predicting and managing growth.
●	our ability to attract and retain key personnel.
●	the impact of product liability lawsuits.
●	the uncertainties related to exchange rate fluctuations.
●	the costs related to acquisition and investment activities.
●	the outbreaks of communicable diseases, including COVID-19, which may materially affect our business, financial condition and results of operation.

Risks related to our capital stock, including risks related to:

●	significant fluctuations in our quarterly operating results.
●	the unpredictability of the trading market.
●	a decrease in stock price related to a large sell-off.
●	our ability to remain compliant with the requirements of The Nasdaq Capital Market for continued listing, including regaining compliance with the $2.5 million minimum stockholders’ equity requirement.
●	the potential adverse effect on the liquidity of our Common Stock if we implement a reverse stock split.

●	the frequency, nature and content of equity analyst report.
●	the volatility of our share price.
●	royalty payments due under the terms of the Royalty Payments Rights Certificates.
●	our ability to manage internal controls to prevent fraud or errors.
●	our failure to maintain internal control over financial reporting.
●	our expectations that we will not pay dividends in the foreseeable future.
●	the likelihood that upon dissolution, stockholder will lose some or all portions of their investment.
●	the dilutive effect of additional issuances of preferred stock.
●	our choice of forum in the state of Delaware may discourage stockholder suits against us.

Risks related to our operations in Israel, including risks related to:

●	the impact of Israel’s political, economic and military instability, including the ongoing war between Israel and the terrorist organizations in the Gaza Strip, on our research and development facilities and suppliers in the region.
●	royalty and other payments to the Israeli government as required by certain research and development grant terms.
●	the difficulties associated with enforcing a foreign court’s judgment and serving process in a foreign jurisdiction.
●	the impact of potential patent litigation.

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

Our financial statements as of December 31, 2023 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2023 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. We cannot assure you, however, that we will be able to achieve any of the foregoing. See Note 2 to our Consolidated Financial Statements for further details.

We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We expect to incur substantial expenses without corresponding revenues unless and until we expand our commercialization efforts. To date, as part of our initial U.S. market launch targeting early adopter hospitals, we have generated limited revenue from our Pure-Vu System, but we do not expect to generate significant revenue from product sales until we expand our commercialization efforts for the Pure-Vu System, which is subject to significant uncertainty. We expect to incur significant marketing expenses in the United States, Europe and elsewhere, and there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net loss for the years ended December 31, 2023 and December 31, 2022 was approximately $12.9 million and $18.6 million, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $154.2 million.

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

We are currently operating at a loss and expect our operating costs will increase significantly as we incur costs associated with commercialization activities related to our Pure-Vu System. The independent registered public accounting firm that audited our 2023 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. On December 31, 2023, we had cash and cash equivalents of approximately $5.0 million.

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

In addition, we are subject to regulations that govern Quality Management and Quality Systems manufacturing practices, product labeling and advertising, and adverse-event reporting that apply after we have obtained clearance or approval to sell a product, and we also must take into account newly emerging risks associated with medical devices such as cybersecurity vulnerabilities. Our failure to maintain clearance for our Pure-Vu System, to obtain clearance or approval for new or modified products, or to adhere to regulations for manufacturing, labeling, advertising or adverse event reporting could adversely affect our results of operations and financial condition. Further, if we determine a product manufactured or marketed by us does not meet our specifications, published standards or regulatory requirements, we may seek to correct the product or withdraw the product from the market, which could have an adverse effect on our business. Many of our facilities and procedures, and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations can be costly and time-consuming.

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

If our product malfunctions or causes or contributes to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

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

Our Pure-Vu System and the procedure to cleanse the colon in preparation for colonoscopy are not currently separately reimbursable through private or governmental third-party payors in any country. We sought new technology payments from Medicare under the hospital Inpatient and Outpatient Prospective Payment Systems and were denied in 2021. We intend to seek separate reimbursement through private or governmental third-party payors for future versions of the system, however coverage and reimbursement may not be available for any product that we commercialize and, even if available, the level of reimbursement may not be satisfactory. The commercialization of our Pure-Vu System depends on third-party payor coverage policies and reimbursement rates, prospective patients’ ability to cover the costs of the procedure, and/or physician/hospital willingness to subsidize all or some of the costs of the procedure. We believe that a substantial portion of individuals who are candidates for the use of the Pure-Vu System worldwide do not have the financial means to cover its cost out-of-pocket. Moreover, healthcare providers may be reluctant to make the initial investment in the system. A general regional or worldwide economic downturn could negatively impact demand for our Pure-Vu System. In the event that medically eligible patients deem the costs of our procedure to be prohibitively high or consider alternative treatment options to be more affordable, or healthcare providers deem the cost of the system to be too high, our business, results of operations and financial condition would be negatively impacted.

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

As of December 31, 2023, we had 15 full time employees. As our marketing and commercialization plans and strategies develop, we will need to expand the size of our employee and consultant base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize the Pure-Vu System and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

We depend on key members of our management team. The loss of the services of Mark Pomeranz, our Chief Executive Officer, Ravit Ram, our Chief Financial Officer, Elad Amor, our Chief Accounting Officer, or any member of our senior management team, could harm our ability to execute our commercial strategy for our Pure-Vu System and the strategic objectives for our company. We entered into employment agreements with our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, respectively, but these agreements are terminable by the employees on short or no notice at any time without or with limited penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

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

Prior to the closing of our IPO on February 16, 2018, there had been no public market for our Common Stock. Although our Common Stock is listed on the The Nasdaq Capital Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, the current level of trading may not be sustained in the future. The lack of an active market for our Common Stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

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

As previously disclosed on the Current Report on Form 8-K filed on January 4, 2023, we received a letter from Nasdaq indicating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”). In addition, as previously disclosed on the Current Report on Form 8-K filed on October 2, 2023, we received a notice on September 27, 2023 that the Nasdaq Hearings Panel (the “Hearings Panel”) granted the Company an extension to regain compliance with the Equity Rule until January 2024.

On January 18, 2024, the Company was formally notified that the Hearings Panel determined that the Company has demonstrated compliance with the minimum stockholders’ equity requirement set forth under the Equity Rule for continued listing on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor through January 18, 2025.

In addition, as previously disclosed on the Current Report on Form 8-K filed April 5, 2023, we received a letter from Nasdaq indicating that the bid price of the Company’s common stock had failed to close above the minimum $1 requirement for the past 30 trading days in violation of Listing Rule 5550(a)(2) (the “Bid Price Rule”). The Company was provided 180 calendar days, or until September 27, 2023, to regain compliance with the Bid Price Rule. On November 21, 2023, we received a letter from Nasdaq confirming that the Company had regained compliance with the minimum bid price requirement in Listing Rule 5550(a)(2).

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

These and other market and industry factors may cause the market price and demand for our Common Stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock. In addition, the stock market in general, and NASDAQ Capital Markets companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure controls and procedures are critical to the operation of a public company. We do not expect that disclosure controls or internal control over financial reporting, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Common Stock may decline. In addition, because of our status as a non-accelerated filer, our independent registered public accountants are not required to provide an attestation report as to our internal control over financial reporting for the foreseeable future.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm because we are a “non-accelerated filer,” and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are accelerated filers, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

In particular, on October 7, 2023, war broke out between Israel and the terrorist organizations in the Gaza Strip, following a surprise attack on Israel led by certain armed groups in the Gaza Strip. To date, our operations in Israel have not been significantly impacted by the ongoing war.

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

As of December 31, 2023, we had received grants from the IIA in the aggregate amount of $1.3 million, and had a contingent obligation to the IIA up to an aggregate amount of approximately $1.4 million (assuming no increase, per the IIA Regulations, as described below). As of December 31, 2023, we paid a minimal amount to the IIA. We may apply for additional IIA grants in the future. However, as the funds available for IIA grants out of the annual budget of the State of Israel are subject to the pre-approval of the IIA and have been reduced in the past and may be further reduced in the future, we cannot predict whether we will be entitled to – or approved for – any future grants, or the amounts of any such grants (if approved).

In exchange for these grants, we are required to pay royalties to the IIA of 4% (which may be increased under certain circumstances) from our revenues generated (in any fashion) from knowhow developed using IIA grants, up to an aggregate of 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grant, plus interest (which is typically calculated at the 12-month U.S. dollar LIBOR rate published at the beginning of the calendar year in which the specific grant was approved by the IIA).

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	Cybersecurity

Cybersecurity Risk Management

We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we use, store and process data including data of our employees, partners, collaborators, and vendors. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems. Our cybersecurity risk management program incorporates several components, including information security program assessments, continuous monitoring of cyber risks and threats using automated tools, on-premises and cloud backups, periodic threat testing, and employee training. Under the direction of executive management, our cyber risk management program is led by a third-party IT consultant with Microsoft Cybersecurity Architect Expert certifications. We deploy endpoint detection software and device management in conjunction with other reputable cybersecurity software. We require multifactor authentication across all systems and utilize access control policies to further limit access to data within the systems.

We periodically engage third parties to conduct risk assessments, including penetration testing and other vulnerability analyses. Our finance department, with the assistance of outside technical advisors, regularly conducts internal assessments of different systems to evaluate the efficacy of our risk management processes. As a result of these assessments and testing, we have evaluated known risks and hardened both our on-premises and cloud-based environments. Additionally, our program includes cybersecurity training and testing for all employees—during onboarding and quarterly thereafter. The training focuses on cyber threat awareness, phishing, and other attack methods and is supplemented by testing initiatives, including semi-annual phishing tests.

Governance

Under the ultimate direction of our Chief Executive Officer and our executive management team, with oversight from our Audit Committee of the Board of Directors (“Audit Committee”), we maintain a security governance structure to evaluate and address cyber risk. Our executive management team regularly consults with our third-party IT consultant who has expertise in cybersecurity to develop strategies to assess, address and align cybersecurity efforts with our business objectives and operational requirements.

Our Board of Directors is responsible for the oversight of cybersecurity risk management. Our Board has delegated regular oversight of the cybersecurity risk management program to our Audit Committee, which includes oversight of information security and cybersecurity threats and related compliance and disclosure requirements. On a quarterly basis, our executive management team provides an update to our Audit Committee regarding our cybersecurity risk management program, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. The executive management team also notifies the Audit Committee of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

ITEM 2.	PROPERTIES

We currently rent 7,836 square feet of space in Tirat Carmel, Israel. This facility is used for office space as well as laboratories for product development. We entered into a new tenancy contract with the facility for a period of twelve months from January 1, 2024 to December 31, 2024. Rent is approximately $0.2 million for the twelve months.

On April 13, 2017, we entered into a lease for a facility in Fort Lauderdale, Florida, which we began occupying in October 2017. On December 20, 2017, we entered into a lease amendment upon remeasurement of the lease space. The facility currently consists of 4,554 square feet, which increased to 6,496 square feet by the second year of the lease. The term runs for seven years and two months from September 2017. Annual base rent was amended to $159 thousand per year, subject to annual increases of 2.75%. This facility is used for office space as well as laboratories for both quality assurance and product development. In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc. (OBIO), formerly a greater than 5% holder of the Company’s common stock. Pursuant to the Shared Space Agreement, the Company granted a license to OBIO for the use of portions of the office space not being used by the Company in the Company’s leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which previously covered approximately 35% of the Premises and was to expand incrementally to approximately 60 to 70% of the Premises by September 2024. In May 2022, the Company entered into an amendment to the Shared Space Agreement. Pursuant to the amendment, the area covered by the Shared Space Agreement was expanded to 95% of the premises and the aggregate license fees will generally range from approximately $212 thousand to approximately $270 thousand in any given calendar year during the term of the Shared Space Agreement until the termination of the lease in November 2024.

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

Market Information

Our Common Stock trades on the The Nasdaq Capital Market under the symbol “MOTS”. Trading of our Common Stock commenced on February 14, 2018 in connection with our IPO. Prior to that time, there was no established public trading market for our Common Stock.

Holders of Record

As of February 6, 2024, we had approximately 289 holders of record of our Common Stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Overview

We have developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures. The Pure-Vu System is also CE marked in the European Economic Area (EEA) for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. Challenges exist for inpatient colonoscopy and endoscopy, particularly for patients who are elderly, with comorbidities, or active bleeds, where the ability to visualize, diagnose and treat is often compromised due to debris, including fecal matter, blood, or blood clots. We believe this is especially true in high acuity patients, like GI bleeding where the existence of blood and blood clots can impair a physician’s view and removing them can be critical in allowing a physician the ability to identify and treat the source of bleeding on a timely basis. We believe use of the Pure-Vu System may lead to positive outcomes and lower costs for hospitals by safely and quickly improving visualization of the colon and upper GI tract, potentially enabling effective diagnosis and treatment without delay. In multiple clinical studies to date, involving the treatment of challenging inpatient and outpatient cases, the Pure-Vu System has consistently helped achieve adequate bowel cleanliness rates greater than 95% following a reduced prep regimen. We also believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Based on our review and analysis of the latest market data for the US and Europe as obtained from iData Research Inc., we believe that during 2022 approximately 1.5 million inpatient colonoscopy procedures were performed in the U.S. and approximately 4.8 million worldwide. Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System has been assigned an ICD-10 code in the US. The system does not currently have unique codes with any private or governmental third-party payors in any other country or for any other use; however, we may pursue reimbursement activities in the future, particularly in the outpatient colonoscopy market. We received 510(k) clearance in October 2023 from the FDA for the Pure-Vu EVS System for use in the Upper GI tract as well as an enhanced version for the colon. We have commenced market introduction of these products in late Q4 2024. We do not expect to generate significant revenue from product sales until we further expands our commercialization efforts, which is subject to significant uncertainty.

Financial Operations Overview

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a net loss of $12.9 million for year ended December 31, 2023, and we expect to continue to incur net operating losses for the foreseeable future. As of December 31, 2023, we had $5.0 million in cash and cash equivalents and an accumulated deficit of $154.2 million. We also had $2.3 million of debt outstanding under our Loan Agreement. In February, as described in more detail below, we completed a transaction for the immediate exercise of an outstanding Series B common stock purchase warrant held by an institutional investor to purchase an aggregate of 2,933,334 shares of common stock for gross proceeds to us of approximately $2.7 million.

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

Inventory

Inventory is accounted for at lower of cost and net realizable value using the weighted average cost method. The determination of whether inventory costs will be realizable requires estimates by management. We perform an assessment of the realizability of inventory during each reporting period. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence, future sales forecasts, and any changes in the commercial business. We write-down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Inventories that exceed estimated realization for the next twelve months from balance sheet date based on future sales forecasts are classified as long-term assets.

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

We account for forfeitures as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from our estimates. Share-based compensation expense recognized in the financial statements is based on awards for which performance or service conditions are expected to be satisfied.

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

Complex Financial Instruments

The Company reviews the terms of debt instruments, equity instruments, and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Additionally, in connection with the issuance of financing instruments, the Company may issue freestanding options and warrants, including options or warrants to non-employees in exchange for consulting or other services performed. The Company accounts for its common stock warrants in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 815, the Company accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement, or it fails the equity classification criteria.

The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at fair value each balance sheet date with the offset adjustments recorded in change in fair value of warrant liability within the consolidated statements of operations. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

Recent Accounting Pronouncements

Refer to Note 3, “Significant Accounting Policies and Basis of Presentation”, in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations

Comparison of Year Ended December 31, 2023 and 2022

Revenue

As of December 31, 2023, we have generated a limited amount of revenue from the sales of products. We do not expect to generate significant revenue from product sales until we further expand our commercialization efforts for the Pure-Vu EVS System, which is subject to significant uncertainty.

Revenue totaled $319.0 thousand for the year ended December 31, 2023, compared to $592.0 thousand for the year ended December 31, 2022. The decrease of $273.0 thousand was primarily attributed to decrease in sales of the EVS product line, due to our reduced sales force from our restructuring in 2023.

Cost of Revenue

Cost of revenue for the year ended December 31, 2023 totaled $569.0 thousand, compared to $796.0 thousand for the year ended December 31, 2022. The decrease of $227.0 thousand was primarily attributed to a decrease of $117.0 thousand in the disposable evaluation and commercial units sold as well as workstation units sold, and a decrease of $110.0 thousand in inventory impairment related to excess inventory. Cost of revenue for product sales for the year ended December 31, 2023 totaled $81.0 thousand, compared to $198.0 thousand, which resulted in a gross profit for product sales of 75% and 67% for the years ended December 31, 2023 and 2022, respectively.

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

Research and development expenses for the year ended December 31, 2023 totaled $3.5 million, compared to $5.6 million for the year ended December 31, 2022. The decrease of $2.1 million was primarily attributable to decreases of $0.9 million in payroll and related costs as a result of our restructuring during the first half of the year ended December 31, 2023, $0.6 million of clinical trial costs, $0.2 million in share-based compensation, professional and consulting costs of $0.3 million and $0.1 million in travel and other R&D costs.

Sales and Marketing

Sales and marketing expenses consist of costs primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the Pure-Vu System.

Sales and marketing expenses for the year ended December 31, 2023 totaled $1.6 million, compared to $4.4 million for the year ended December 31, 2022. The decrease of $2.8 million was primarily attributable to decreases of $1.9 million in payroll and related costs as a result of our restructuring during the first half of the year ended December 31, 2023, $0.2 million in demonstrational product, $0.2 million in promotional and tradeshow, $0.2 million in share-based compensation and $0.3 million in travel and other sales and marketing expenses.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees.

General and administrative expenses for the year ended December 31, 2023 totaled $6.6 million, compared to $7.6 million for the year ended December 31, 2022. The decrease of $1.0 million was primarily attributed to decreases of $0.9 million in share-based compensation, $0.2 million in investor and public relation costs, insurance costs of $0.1 million, and $0.3 million in other general and administrative costs, partially offset by an increase of $0.5 million in payroll and related costs.

Other Income and Expenses

Other expense, net for the year ended December 31, 2023 totaled $1.0 million compared to $0.7 million for the year ended December 31, 2022. The increase of $0.3 million in other expense, net was primarily attributable to a decrease of $0.5 million in finance expense, offset by a decrease of $0.4 million in the gain on change in estimated fair value of contingent royalty obligation and a $0.3 million increase in loss on extinguishment of debt.

Liquidity and Capital Resources

To date, we have generated minimal revenues, experienced negative operating cash flows and have incurred substantial operating losses from our activities. We expect operating costs will increase significantly as we incur costs associated with commercialization activities related to the Pure-Vu System. As described above under “Overview” and “Financial Operations Overview,” we adopted a restructuring program in January and April 2023 intended to reduce our operating costs and other expenses and have commenced a process of evaluating strategic alternatives. If a strategic transaction is not completed, or if additional financing is not available, we may not be able to service our outstanding indebtedness and our payables and may have to file for bankruptcy protection or pursue a dissolution of the company and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our shareholders, if any, would depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution may be reduced as we continue to fund our operations and service our outstanding indebtedness. Further, we cannot provide assurance as to the amount of cash that would be available to distribute to shareholders, if any, after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any. We expect to continue to fund our operations primarily through utilization of our current financial resources, future product sales, the issuance of debt or equity, as well as through potential strategic alternative transactions. We believe our cash on hand at December 31, 2023 and the proceeds received in our February 2024 transaction will fund our projected operations through Q2 2024.

On November 28, 2023 (“Amendment Effective Date”), we and Kreos entered into the First Amendment (“First Amendment”) to the 2021 Loan Agreement, which provided:

●	On the Amendment Effective Date, we paid Kreos $750 thousand in cash which was applied against the outstanding obligations under the Long-term Debt.
●	Upon consummation of a First Amendment Capital Raise (as defined below) and immediately following the Convertible Note Securities Exchange (as defined below), which First Amendment Capital Raise (as described below) occurred in December 2023, we paid Kreos $1.5 million in cash which will be applied against the outstanding obligations under the Long-term Debt.
●	Upon consummation of a First Amendment Capital Raise, we will make interest-only payments on the Long-term Debt for a period of six months, and for the remaining 12 months, principal and interest, until the Long-term Debt is repaid in full.
●	Subject to the satisfaction (or waiver by Kreos) of certain Exchange Conditions (as defined in the Amendment), immediately following the consummation of an equity financing registered under the Securities Act of 1933, as amended (the “Securities Act”), and to be consummated no later than December 29, 2023 with gross proceeds of at least $5 million (“First Amendment Capital Raise”), Kreos surrendered securities representing $4 million (the “Conversion Amount”) of the outstanding aggregate principal balance of the Convertible Note and we delivered to Kreos, in exchange for the surrender of the Convertible Loan Securities, the securities described below (the “Convertible Note Securities Exchange”).

We determined that the First Amendment should be accounted for as a modification, as the change in cash flows was not determined to be substantial. Additionally, we assessed the addition of the Convertible Note Securities exchange feature as a share-settled redemption provision and determined that it did not require bifurcation as a separate derivative liability. As such, we accounted for the First Amendment on a prospective basis and capitalized $300 thousand in fees paid to Kreos in relation to the First Amendment. In addition, we recognized a loss on debt extinguishment of $22 thousand reflecting the proportional write-down of unamortized debt issuance costs upon the $750 thousand partial repayment required under the First Amendment.

On December 18, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain purchasers, pursuant to which we agreed to issue and sell, in a public offering (the “Offering”), (i) 520,000 shares (the “Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), (ii) 2,813,334 pre-funded warrants (the “Pre-Funded Warrants”) exercisable for an aggregate of 2,813,334 shares of Common Stock, (iii) 3,333,334 Series A common warrants (the “Series A Common Warrants”) exercisable for an aggregate of 3,333,334 shares of Common Stock, and (iv) 3,333,334 Series B common warrants (the “Series B Common Warrants,” and together with the Series A Common Warrants, the “Common Warrants”) exercisable for an aggregate of 3,333,334 shares of Common Stock. The Shares (or Pre-Funded Warrants sold in lieu thereof) and the accompanying Common Warrants were offered for a combined purchase price of $1.50 per Share (or $1.4999 per Pre-Funded Warrant) and accompanying Series A Common Warrant to purchase one share of Common Stock and Series B Common Warrant to purchase one share of Common Stock. The Offering closed on December 21, 2023. The Shares and the Warrants were offered and sold pursuant to a prospectus, dated December 18, 2023. This transaction was deemed to be the First Amendment Capital Raise.

On December 21, 2023, immediately following the closing of the Offering, and pursuant to the terms of the First Amendment, the $4 million outstanding principal amount of the Convertible Note was automatically exchanged into (i) 54,461 shares of Common Stock (the “Private Shares”), (ii) pre-funded warrants (the “Private Pre-Funded Warrants”) exercisable for an aggregate of up to 2,612,205 shares of Common Stock, (iii) Series A common warrants (the “Series A Private Warrants”) exercisable for an aggregate of up to 2,666,666 shares of Common Stock and (iv) Series B common warrants (the “Series B Private Warrants,” together with the Series A Private Warrants and Private Pre-Funded Warrants, the “Private Warrants”) exercisable for an aggregate of up to 2,666,666 shares of Common Stock (the shares issuable upon exercise of the Private Warrants, the “Private Warrant Shares”). The Series A Private Warrants and the Series B Private Warrants are each exercisable for one share of Common Stock at an exercise price of $1.50 per share and will expire on the fifth year anniversary and the eighteen months anniversary from the date of issuance, respectively. The Series B Private Warrants will not be exercisable until shareholder approval is obtained. In addition, upon a fundamental transaction, the holder of the Series A Private Warrants and Series B Private Warrants shall have the right to receive payment in cash, or under certain circumstances in other consideration, from the Company at the Black Scholes value, as described in such warrants. The Private Pre-Funded Warrants are each exercisable for one share of Common Stock at an exercise price of $0.0001 per share and will expire when exercised in full.

On February 26, 2024, we closed a definitive agreement for the immediate exercise of an outstanding Series B common stock purchase warrant held by an institutional investor to purchase an aggregate of 2,933,334 shares of common stock for gross proceeds to us of approximately $2.7 million.

As part of this transaction, the investor agreed to exercise the existing Series B common stock purchase warrant, which was originally issued in December 2023 and had an exercise price of $1.50 per share, at a revised exercise price of $0.925 per share. In consideration for the immediate exercise of the existing warrant for cash, we agreed to issue to the investor two new unregistered warrants, each to purchase 2,200,000 and 2,200,001 shares of common stock (or an aggregate of 4,400,001 shares) at an exercise price of $0.74 per share, respectively. The new warrants were exercisable immediately upon issuance. Such warrants are identical, except that the first 2,200,000 warrants have a term of five years from the date of issuance and the second 2,200,001 warrants have a term of eighteen months from the date of issuance.

In connection with the offering, we also agreed to amend, effective upon the closing of this offering, the terms of 2,933,334 Series A common stock purchase warrants issued in December 2023 held by the same institutional investor to reduce the existing exercise price thereof to $0.74 per share and 276,134 warrants issued in May 2023 held by the institutional investor to reduce the existing exercise price thereof to $0.74. Both warrants will have an extended expiration date to February 2029. All of the other terms of such warrants remain unchanged.

On May 17, 2023, we entered into a securities purchase agreement with an accredited investor pursuant to which we agreed to issue and sell in a private placement an aggregate of (i) 35,000 shares of common stock, (ii) warrants to purchase up to 241,134 shares of common stock (the “Pre-Funded Warrants”) and (iii) warrants to purchase up to 276,134 shares of common stock (the “Common Warrants”). The purchase price was $12.675 for each share of common stock and $12.674 for each Pre-Funded Warrant, resulting in net proceeds of approximately $3.0 million, inclusive of issuance costs of $0.5 million and exclusive of warrant issuance costs of $0.2 million.

On July 16, 2021, we entered into Loan Agreement with Kreos. Under the Loan Agreement, Kreos agreed to provide us with access to term loans in an aggregate principal amount of up to $12.0 million in three tranches as follows: (a) on the Effective Date, a loan in the aggregate principal amount of $4 million (the “Convertible Note”, or “Tranche A”), (b) on the Effective Date, a loan in the aggregate principal amount of $5 million (“Tranche B”), and (c) available until December 31, 2021, a loan in the aggregate principal amount of $3 million (“Tranche C”). Outstanding borrowings under the Loan Agreement were secured by a first priority security interest on substantially all of our personal property assets, including our material intellectual property and equity interests in its subsidiaries. The Convertible Note and Tranche B were funded on the Effective Date. As of December 31, 2021, we drew down the full $3 million aggregate principal amount of Tranche C.

The Convertible Note required forty-eight monthly interest only payments at 7.75% per annum commencing after July 16, 2021, and thereafter full payment of the then outstanding principal balance of the Convertible Note on July 1, 2025. The Loan Agreement contains features that would permit Kreos to convert all or any portion of the outstanding principal balance of the Convertible Note at any time, pursuant to which the converted part of the Convertible Note will be converted into that number of shares of our common stock to be issued to Kreos at a price per share equal to the conversion price, of $420 per share. Following the conversion of any portion of the outstanding principal balance of the Convertible Note, the principal balance of the Convertible Note remaining outstanding would continue to bear interest at 7.75% per annum.

The Tranche B loan requires interest only monthly payments commencing on the July 16, 2021 until September 30, 2022 and, thereafter, thirty-three monthly payments of principal and interest accrued thereon until June 1, 2025. The Tranche C loan required interest only monthly payments commencing on the date of the draw down until September 30, 2022 and, thereafter, thirty-two monthly payments of principal and interest accrued thereon until June 1, 2025. As of December 31, 2023, the outstanding principal balance of the Tranche B loan and the Tranche C loan in aggregate is $2.3 million.

After effecting the Convertible Note Securities Exchange, there is an outstanding principal balance of $2.3 under the Loan Agreement.

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the year ended December 31, 2023, we sold 7,942 shares of our common stock under this agreement, resulting in net cash proceeds of $102 thousand, after deducting issuance costs of $19 thousand.

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

Our ability to continue as a going concern for the next twelve months from the issuance of our Annual Report on Form 10-K, depends on our ability to execute our business plan, increase revenue and reduce expenditures. As of December 31, 2023, we had cash and cash equivalents of $5.0 million and an accumulated deficit of $154.2 million. We also had $2.3 million of debt outstanding under or Loan Agreement. In February 2024, as described in more detail below, we completed a transaction for the immediate exercise of an outstanding Series B common stock purchase warrant held by an institutional investor to purchase an aggregate of 2,933,334 shares of common stock for gross proceeds to us of approximately $2.7 million Based on our current business plan, we believe our cash and cash equivalents as of December 31, 2023 and the proceeds received in the February 2024 transaction will be sufficient to meet our anticipated cash requirements into Q2 2024. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants, as well as evaluate other strategic alternative transactions. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For more information, refer to Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Cash Flows

The following table provides information regarding our cash flows for each of the periods below:

	Years Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(11,197)	$(17,467)
Net cash used in investing activities	(104)	(224)
Net cash provided by financing activities	2,217	9,170
Net decrease in cash and cash equivalents	$(9,084)	$(8,521)

Operating Activities

During the year ended December 31, 2023, operating activities used $11.2 million of cash, due to our net loss of $12.9 million, offset by non-cash expenses principally related to share-based compensation expense of $0.5 million, depreciation and amortization of $0.5 million, amortization of debt issuance costs of $0.3 million, loss on extinguishment of debt of $0.3 million, impairment of inventory of $0.5 million, amortization of operating lease right of use asset of $0.2 million and offset by a gain on the change in estimated fair value of contingent royalty obligation of $0.1 million, changes in net working capital items principally related to the increase in prepaid expenses and other current assets of $0.3 million, increase in operating lease liabilities of $0.2 million, and the increase in accounts payable and accrued expenses of $0.5 million.

Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $0.1 million related to the purchase of fixed assets.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $2.2 million, related to proceeds from issuance of common shares pursuant to at-the-market issuance registered offerings of $0.1 million, proceeds from issuance of common shares upon public offerings of $5.0 million, and $3.5 million in proceeds from a private placement offering, offset by $5.0 million in repayment under term loan, $0.2 million in payment of debt issuance costs, and equity financing fees of $1.3 million.

Shelf Registration Statement

On March 16, 2021, we filed a shelf registration statement (File No. 333-254343) with the Securities and Exchange Commission (the “2021 Shelf Registration Statement”), which was declared effective on March 26, 2021, that allows us to offer, issue and sell through May 26, 2024, up to a maximum aggregate offering price of $100.0 million of any combination of our Common Stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of December 31, 2023, we have not sold any securities under the 2021 Shelf Registration Statement, except pursuant to the at-the-market offering program with Oppenheimer as described below.

The 2021 Shelf Registration Statement includes a prospectus registering the at-the-market offering program pursuant to the Equity Distribution Agreement with Oppenheimer, under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the year ended December 31, 2023, we sold approximately 7,942 shares of common stock pursuant to the above-described Equity Distribution Agreement, resulting in net cash proceeds of $102 thousand, after deducting issuance costs of $19 thousand.

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

Contractual Obligations and Commitments

For Operating Leases and Other Commitments

For further information, refer to Note 7 and Note 9 of the Notes to the Consolidated Financial Statements included in Pages F-15 through F-17 of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm because we are a “non-accelerated filer,” and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are accelerated filers, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of the year ended December 31, 2023.

Warrants

During the quarter ended December 31, 2023 and in February 2024, we issued warrants to an investment bank to purchase an aggregate of (i) 150,417 shares of common stock at an exercise price of $1.875 and (ii) 146,667 shares of common stock at an exercise price of $1.1563 per share, respectively, which were exercisable immediately upon issuance and have a term of five years from the date of issuance. These securities have not been registered under the Securities Act and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our officers and directors.

Name	Age	Position(s)
Mark Pomeranz	62	Chief Executive Officer and Director
Ravit Ram	49	Chief Financial Officer
Elad Amor	40	Chief Accounting Officer
Timothy P. Moran	52	Director
Scott Durbin	55	Director
Gary J. Pruden	62	Director
Sonja Nelson	50	Director

Management

Mark Pomeranz, Chief Executive Officer and Director

Mr. Pomeranz has served as Chief Executive Officer since April 13, 2023 and a member of our board since 2014. Prior to his tenure as Chief Executive Officer, Mr. Pomeranz served as the Company’s Chief Operating Officer from September 2018 through April 2023. Mr. Pomeranz has also previously served as our Chief Executive Officer from December 2016 through September 2018, and as the Chief Executive Officer of Motus GI Medical Technologies Ltd., our wholly owned subsidiary, from 2014 through September 2018. Prior to joining Motus GI Medical Technologies Ltd., from 2008 to 2014, Mr. Pomeranz was the founding CEO of Svelte Medical Systems, a start-up company that is currently commercializing a unique drug eluting stent platform. From 2007 to 2008 Mr. Pomeranz was the Vice President of Research and Development at Prescient Medical, Inc. From 1998 to 2007, Mr. Pomeranz served as Vice President at Cordis, a Johnson& Johnson Company, where his responsibilities included developing new technologies, exploring new market opportunities and leading major restructuring efforts to create cross-functional global commercialization teams. Prior to that, Mr. Pomeranz held a number of senior leadership roles, including positions at Cardiac Pathways Corporations from 1991 to 1998, and Cardiovascular Imaging Systems from 1989 to 1991, both of which were acquired by Boston Scientific Corporation. Mr. Pomeranz earned a M.Sc. in biomedical engineering from the University of Miami. Mr. Pomeranz was selected as a director due to his history as a director of Motus GI Medical Technologies Ltd. And his business and leadership experience in the medical technology sector; his broad scientific background is also seen as an asset to us.

Ravit Ram, Chief Financial Officer

Mrs. Ram has served as Chief Financial Officer since June 2023. Prior to her tenure as our Chief Financial Officer, Mrs. Ram served as our General Manager and VP of Global Operations from April 2018 through May 2023. Prior to joining Motus GI in April 2018, Mrs. Ram served as the Director of Finance, supply chain, and site manager at EndoChoice, managing EndoChoice Israeli site finance, supply chain, and IT departments. Earlier, she served as Global Director Operation Controller at Given Imaging, responsible for all financial aspects of company global operations and R&D activities. Mrs. Ram earned her B.A. in Finance and Sociology at ‘Bar Ilan’ University and M.A. in Actuary – Haifa University.

Elad Amor, Chief Accounting Officer

Mr. Amor has served as Chief Accounting Officer since June 2023. Prior to his tenure as Chief Accounting Officer, Mr. Amor served as the Company’s Global Director of Corporate Finance and Accounting since 2019, where he oversaw all facets of the Company’s global accounting functions, as well as the preparation of internal and external financial reporting. Prior to joining the Company in 2019, Mr. Amor was the Associate Director of Accounting and SEC Reporting at Kaleido Biosciences. Earlier, from 2016-2019, he served as the Manager of SEC Reporting and Technical Accounting at CRISPR Therapeutics AG, where he was responsible for preparing and overseeing the preparation of all public filings. Mr. Amor is a certified public accountant and earned his Master of Science in Accounting and Master of Business Administration from Northeastern University, as well as a Master of Science in Medical Epidemiology from the Medical College of Wisconsin and a BS in Genetics from the University of Wisconsin.

Directors

Mark Pomeranz, President, Chief Executive Officer and Director

See description under Management.

Timothy P. Moran, Chairman of the Board

Mr. Moran served as Chief Executive Officer from October 1, 2018 to April 13, 2023. Prior to joining us, from 2015 to September 2018, Mr. Moran served as President of the Americas, ConvaTec Group Plc (LON: CTEC) (“ConvaTec”), an international medical products and technologies company, offering products and services in the areas of wound and skin care, ostomy care, continence and critical care and infusion devices. Prior to his employment at ConvaTec, Mr. Moran held roles in sales, marketing and general management over the course of eighteen years at Covidien plc (“Covidien”), an Irish-headquartered global health care products company and manufacturer of medical devices and supplies. While at Covidien, until 2015, Mr. Moran served simultaneously as VP and General Manager of both the SharpSafety and Monitoring & Operating Room divisions. Following the 2015 acquisition of Covidien by Medtronic (NYSE:MDT), Mr. Moran was named the Global Vice President and General Manager of the Patient Care and Safety Division. Mr. Moran also served on the CEO Advisory Council for Advanced Medical Technology Association (AdvaMed), a medical device trade association. Mr. Moran earned a B.A. in Organizational Communication at The State University of New York at Geneseo. Mr. Moran was selected as a director because of his broad commercial experience and leadership in the medical technology sector.

Scott Durbin, Director

Mr. Durbin has served on our board of directors since September 2023. Currently, Mr. Durbin is CEO and Director of illumiSonics Inc., developer of the PARS platform, a revolutionary, non-contact, high-resolution, label-free, non-destructive optical imaging system based on new physics. Prior to illumiSonics, Mr. Durbin held executive roles at Viveve from May 2012 to March 2023, including as the Chief Executive Officer and Chief Financial Officer, as well as serving on the Board of Directors. Prior to his time at Viveve, he was Chief Financial Officer at Vericel, formerly Aastrom Biosciences (ASTM). Prior to joining Vericel, Mr. Durbin was Chief Financial Officer, Chief Operating Officer and Secretary of Board at Prescient Medical. Prior to Prescient Medical, Mr. Durbin was with the Investment Banking team, Healthcare and Merger & Acquisition, at Lehman Brothers. Mr. Durbin began his career as a Director of Neurophysiology at Biotronic. He holds a Master’s degree in Health Management w/ honors from Yale University. He received his Bachelor’s of Science / Pre-med from the University of Michigan. Mr. Durbin was selected as a director because he has decades of experience as an executive at start-ups and multi-national life sciences companies. During this time, he established strong industry knowledge across the life sciences industry, including substantial therapeutic clinical development and global commercialization experience.

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

Sonja Nelson, Director

Ms. Nelson has served on our board of directors since June 2021. In June 2021, Ms. Nelson began serving as the Chief Financial Officer of Ambrx Biopharma, Inc, (NASDAQ: AMAM ) and from October 2022 through April 2023, as the company’s Chief Financial and Operating Officer. Prior to that, Ms. Nelson, served as the Senior Vice President, Finance, of ImmunityBio, Inc. (NASDAQ: IBRX), from March 2021 to June 2021. Ms. Nelson served as the Chief Financial Officer of NantKwest, Inc. from June 2018 to March 2021, at which time NantKwest, Inc. merged with ImmunityBio, Inc. (NASDAQ: IBRX). Ms. Nelson previously served as the Chief Accounting Officer of NantKwest, Inc. from May 2016 to June 2018 and as the VP/Corporate Controller of NantKwest, Inc. from November 2015 to May 2016. Ms. Nelson also served as a director of Inex Bio (a subsidiary of NantKwest, Inc., now merged with ImmunityBio, Inc. (NASDAQ: IBRX)) from October 2017 to June 2021. Prior to joining NantKwest, Inc., Ms. Nelson was Vice President and Corporate Controller at AltheaDx, Inc. from July 2014 through October 2015. Previously, Ms. Nelson was Senior Director and Controller at Cadence Pharmaceuticals, Inc. (acquired by Mallinckrodt plc) from May 2012 through June 2014. Prior to that, Ms. Nelson was Director, General Accounting at Cricket Communications, Inc. (acquired by AT&T, Inc.) from September 2008 through May 2012. Ms. Nelson began her career with KPMG LLP, holds a Bachelor’s degree in business administration with specialization in taxation and auditing from the University of Applied Sciences in Pforzheim, Germany, and is a Certified Public Accountant. Ms. Nelson was selected as a director due to her management experience with pharmaceutical and consumer health products, and her financial and accounting experience.

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

Audit Committee. Our Audit Committee consists of Ms. Nelson, Mr. Pruden and Mr. Durbin, with Ms. Nelson serving as the Chairman of the Audit Committee. Our board of directors has determined that the three directors currently serving on our Audit Committee are independent within the meaning of the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. In addition, our board of directors has determined that Ms. Nelson qualifies as an audit committee financial expert within the meaning of SEC regulations and The NASDAQ Marketplace Rules.

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

Compensation Committee. Our Compensation Committee consists of Ms. Nelson, Mr. Pruden and Mr. Durbin, with Mr. Durbin serving as the Chairman of the Compensation Committee. Our board of directors has determined that the three directors currently serving on our Compensation Committee are independent under the listing standards, are “non-employee directors” as defined in rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Ms. Nelson, Mr. Pruden and Mr. Durbin with Mr. Pruden serving as the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the board of directors by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our bylaws and will apply the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the Nasdaq listing standards.

Section 16 Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than ten percent of our capital stock to file reports on Forms 3, 4 and 5 with the SEC concerning their ownership of, and transactions in, our capital stock.

To our knowledge, based solely on our review of the copies of such reports furnished to us and on the representations of the reporting persons, all of these reports were timely filed for the year ended December 31, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer during the fiscal year ended December 31, 2023, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2023, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2023. The persons listed in the following table are referred to herein as the “named executive officers”.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (2)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Mark Pomeranz	2023	428,333	256,500		-	79,254	192,266	(4)	956,353
Chief Executive Officer	2022	385,000	-	(7)	43,102	43,092	44,311	(3)	515,505

Ravit Ram	2023	197,425	66,916		-	47,551	107,244	(5)	419,136
Chief Financial Officer	2022	214,710	-	(7)	-	45,985	74,908	(3)	335,603

Elad Amor	2023	200,000	47,500		-	28,529	102,369	(6)	378,398
Chief Accounting Officer	2022	197,500	-	(7)	-	17,629	45,144	(3)	260,273

(1)	Amounts reflect the grant date fair value of option awards granted in 2023 and 2022 in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements and the discussion under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised.
(2)	Amounts reflects the grant date fair value of stock awards granted in 2023 and 2022 computed in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements.
(3)	Amounts relate to corporate and health benefits and retirement benefits.
(4)	Amount reflects a one-time retention of $100,000, accrued vacation payout of $51,825 and health benefits and retirement benefits of $40,441.
(5)	Amount reflects a one-time retention of $40,387, accrued vacation payout of $7,636 and health benefits and retirement benefits of $40,59,221.
(6)	Amount inclusive a one-time retention of $30,000, accrued vacation payout of $21,537 and health benefits and retirement benefits of $50,832.
(7)	Bonus payout was cancelled for 2022.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Our Named Executive Officers

On September 24, 2018, we entered into an amended and restated employment agreement with Mark Pomeranz, which provides for employment on an at-will basis, and contains non-disclosure and invention assignment provisions. Under the terms of the amended and restated employment agreement, Mr. Pomeranz held the position of President and Chief Operating Officer, and was appointed Chief Executive Officer on April 13, 2023. He receives a base salary of $385,000 annually (the “Pomeranz Base Salary”). In addition, Mr. Pomeranz is eligible to receive (i) for the calendar year ending December 31, 2018, a bonus payment in an amount equal to up to thirty one and one quarter percent (31.25%) (the “2018 Bonus Target”) of his then base salary (the “2018 Bonus”) if our board of directors determines that he has met the target objectives communicated to him, with a payout range for the 2018 Bonus of between fifty percent (50%) and two hundred percent (200%) of the 2018 Bonus Target, and (ii) effective January 1, 2019 and thereafter an annual bonus payment (the “Pomeranz Performance Bonus”) in an amount equal to up to fifty percent (50%) of the Pomeranz Base Salary if our board of directors determines that he has met the target objectives communicated to him. Payout parameters for the Pomeranz Performance Bonus will be determined by our board of directors based upon parameters set by our board of directors and CEO for an overall executive bonus program using market data and analysis input from a third-party expert compensation firm. In May 2017, pursuant to his original employment agreement, Mr. Pomeranz received a grant of options to purchase up to 25,555 shares of our Common Stock pursuant to our Equity Incentive Plan with an exercise price of $100.00 per share, of which fifty-three percent (53%) were fully vested when issued, forty percent (40%) vest in a series of twelve (12) successive equal quarterly installments upon the completion of each successive calendar quarter of active service over the three (3) year period measured from the date of grant, as was determined by the Compensation Committee of our board of directors, and seven percent (7%) will not become fully vested until December 22, 2019. This option was repriced to $90.00 per share in September 2017. Pursuant to the terms of the amended and restated employment agreement, Mr. Pomeranz is also eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or Compensation Committee, in their discretion. Mr. Pomeranz is also eligible to participate in any executive benefit plan or program we adopt.

In the event of termination for cause, or if Mr. Pomeranz terminates voluntarily, Mr. Pomeranz is entitled to: (i) his unpaid salary through and including the date of termination; (ii) any vested amount or benefit; and, (iii) reimbursement of business expenses. In the event of death, termination due to disability, termination without cause, or if Mr. Pomeranz terminates for good reason, Mr. Pomeranz will be entitled to: (i) his unpaid salary through and including the date of termination; (ii) any vested amount or benefit; (iii) reimbursement of business expenses; (iv) payment as severance twelve months of his base salary; (v) payment of the Company’s portion of the cost of COBRA coverage for twelve months; (vi) any earned but unpaid 2018 Bonus or Pomeranz Performance Bonus that relates to the calendar year prior to the calendar year in which termination occurs; and (vii) other than in the event of a termination within twelve months of a change in control, 25% of any unvested options will vest upon termination, or if Mr. Pomeranz is terminated within twelve months of a change in control, accelerated vesting of all outstanding options. In May 2023, Mr. Pomeranz’s base salary was increased to $450,000, annually and performance bonus increased to 60% of base salary, $270,000.

Ms. Ram’s employment agreement (the “Ram Employment Agreement”) entitles Ms. Ram to the following compensation: (i) a monthly base salary of $16,500, which includes an overtime allotment per Israeli law, (ii) eligibility to earn a performance bonus equaling 25% of Ms. Ram’s base salary of $49,200, (iii) for as long as Ms. Ram remains employed by the Company, the Company and Ms. Ram shall maintain an advanced study fund for Ms. Ram’s benefit, which the Company shall contribute an amount equal to 7.5% of Ms. Ram’s annual salary and Ms. Ram shall contribute an amount equal to 2.5% of her salary, (iv) options to purchase up to 2,500 shares of the Company’s common stock, (v) a cellular line and (vi) a Company car. In August 2023, Ms. Ram’s performance bonus increased to 35% of base salary, $69,300.

Mr. Amor’s employment agreement (the “Amor Employment Agreement”) entitles Mr. Amor to the following compensation: (i) an annualized base salary of $200,000, (ii) eligibility to earn a performance bonus equaling 15% of Mr. Amor’s base salary or $30,000, and (iii) options to purchase up to 2,500 shares of the Company’s common stock. In August 2023, Mr. Amor’s performance bonus increased to 25% of base salary, $50,000.

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

Outstanding Equity Awards at Fiscal Year-End Table – 2023

The following table summarizes, for each of the named executive officers, the number of shares of our Common Stock underlying outstanding stock options held as of December 31, 2023.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise		Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not
Name	Exercisable	Unexercisable	Price ($)		Date	Vested	Vested ($)

Ravit Ram (CFO)	166	-	$1,308	(1)	May 10, 2028
	142	-	$1,296	(2)	February 13, 2029
	172	-	$648	(3)	February 6, 2030
	166	-	$351	(4)	June 11, 2030
	150	-	$222	(5)	November 11, 2030
	212	21	$534	(8)	February 17, 2031
	252	181	138	(10)	February 10, 2032
	569	6,263	$9	(11)	August 5, 2033

Mark Pomeranz (CEO)	223	-	$714	(6)	April 2, 2024	150(9)	$191.25
	1,703	-	$1,350	(7)	May 3, 2027
	428	-	$1,296	(2)	February 13, 2029
	134	-	$648	(3)	February 6, 2030
	266	-	$351	(4)	June 11, 2030
	250	-	$222	(5)	November 11,2030
	198	18	$534	(8)	February 17, 2031
	184	132	$138	(10)	February 10, 2032
	948	10,349	$9	(11)	August 5, 2033

Elad Amor (CAO)	166	-	$648	(3)	February 6, 2030		-
	66	-	$351	(4)	June 11, 2030
	66	-	$222	(5)	November 11, 2030
	103	10	$534	(8)	February 17, 2031
	96	70	$138	(10)	February 10,2032
	341	3,758	9	(11)	August 5, 2033

(1)	Represents options to purchase shares of our Common Stock granted on May 10, 2018 with an exercise price of $1,308.00 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on April 1, 2018 and continuing on the first day of each third month thereafter.
(2)	Represents options to purchase shares of our Common Stock granted on February 13, 2019 with an exercise price of $1,296.00 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter.
(3)	Represents options to purchase shares of our Common Stock granted on February 6, 2020 with an exercise price of $648.00 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2020 and continuing on the first day of each third month thereafter.
(4)	Represents options to purchase shares of our Common Stock granted on June 11, 2020 with an exercise price of $351.00 per share. The shares underlying the option vest on the first anniversary of the date of grant.
(5)	Represents options to purchase shares of our Common Stock granted on November 11, 2020 with an exercise price of $222.00 per share. The shares underlying the option vest on the first anniversary of the date of grant.
(6)	Represents options to purchase shares of our Common Stock granted on April 2, 2014, under the Motus GI Medical Technologies LTD Employee Share Option Plan that were outstanding as of the Share Exchange Transaction, which were assumed by the 2016 Equity Incentive Plan (the “2016 Plan”) and continue in effect in accordance with their terms, on an adjusted basis to reflect the Share Exchange Transaction. 61% of the option was vested as of December 31, 2017, with the remaining 39% of the option vesting in full in November 2018.
(7)	Represents options to purchase shares of our Common Stock granted on May 4, 2017, with an exercise price of $1500.00 per share. Fifty-three percent (53%) of the option vested immediately upon grant, forty percent (40%) of the option vests in a series of twelve (12) successive equal quarterly installments commencing on May 4, 2017 and continuing on the first day of each third month thereafter, and the remaining seven percent (7%) of the option vests on December 22, 2019. This option was repriced to $1,350.00 per share in September 2017.
(8)	Represents options to purchase shares of our Common Stock granted on February 17, 2021 with an exercise price of $534.00 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on February 1, 2021 and continuing on the first day of each third month thereafter.
(9)	Represents RSUs granted on February 13, 2019, February 6, 2020, and February 17, 2021. The shares underlying the RSUs granted on February 13, 2019 vest in a series of sixteen (16) successive equal quarterly installments commencing on May 1, 2019 and continuing on the first day of each third month thereafter. The shares underlying the RSUs granted on February 6, 2020 vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2020 and continuing on the first day of each third month thereafter. The shares underlying the RSUs granted on February 17, 2021 vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2021 and continuing on the first day of each third month thereafter.
(10)	Represents options to purchase shares of our Common Stock granted on February 10, 2022 with an exercise price of $138.00 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on May 1, 2022 and continuing on the first day of each third month thereafter.
(11)	Represents options to purchase shares of our Common Stock granted on August 5, 2023 with an exercise price of $9.00 per share. The shares underlying the option vest in a series of twelve (12) successive equal quarterly installments commencing on November 1, 2023 and continuing on the first day of each third month thereafter.

Director Compensation

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2023.

Name	Fees earned or paid in cash ($)	Option Awards ($) (1)	Total ($)
Scott Durbin (1) (2)	17,417	963	18,380
Gary Pruden	52,250	-	52,250
Sonja Nelson	53,900	-	53,900
Timothy P. Moran	40,800	-	40,800

(1)	Amounts reflect the aggregate grant date fair value of each stock option granted in 2023 in accordance with the Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements and the discussion under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. These amounts do not correspond to the actual value that may be received by the directors if the stock options are exercised.
(2)	The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2023 held by Mr. Durbin was 166.

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

Actions to Recover Erroneously Awarded Compensation

At no point during or after the last completed fiscal year did we prepare an accounting statement that required the recovery of erroneously awarded compensation pursuant to the company’s compensation recovery policy, nor was there an outstanding balance as of the end of the last completed fiscal year of erroneously awarded compensation to be recovered from the application of the policy to a prior restatement.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options and rights		Weighted- average exercise price of outstanding options and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)		(b)		(c)(4)
Equity compensation plans approved by security holders(1)	60,602	(2)	$171.23	(3)	6,082
Equity compensation plans not approved by security holders	-		$-		-
Total	60,602		$171.23		6,082

(1)	The amounts shown in this row include securities under the 2016 Plan.
(2)	Includes 60,170 shares of Common Stock issuable upon exercise of outstanding options and 432 shares of Common Stock issuable pursuant to outstanding restricted stock units
(3)	The weighted average exercise price does not take into account the shares issuable pursuant to outstanding restricted stock units, which have no exercise price.
(4)	In accordance with the “evergreen” provision in our 2016 Plan, an additional 92,823 shares were automatically made available for issuance on the first day of 2024, which represents 6% of the number of shares outstanding on December 31, 2023; these shares are excluded from this calculation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date of this report by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and current officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our Common Stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, February 14, 2024 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Unless indicated below, the address of each individual listed below is c/o Motus GI Holdings, Inc., 1301 East Broward Boulevard, 3rd Floor, Ft. Lauderdale, FL 33301.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 4,078,042 shares of Common Stock issued and outstanding as of February 6, 2024 plus any shares issuable upon exercise of options or warrants that are exercisable on or within 60 days after February 6, 2024 held by such person or entity.

Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of beneficial owner	Amount and nature of beneficial ownership	Percentage of class
Officers and Directors
Mark Pomeranz (1)	6,085	* %
Ravit Ram (2)	2,455	*
Elad Amor (3)	1,204	*
Timothy P. Moran (4)	5,892	*
Scott Durbin (5)	-	*
Sonja Nelson (6)	666	*
Gary Pruden (7)	1,432	*

Directors and Officers as a Group (7 persons)	24,063	1.6%
5% Stockholders
Armistice Capital	226,000	5.54%

1.	Includes 5,326 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 6, 2024. Does not include 9,597 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 6, 2024. Includes 702 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of February 6, 2024, or which will be vested within sixty days of February 6, 2024. Does not include 106 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 6, 2024.
2.	Includes 2,455 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 6, 2024. Does not include 5,839 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 6, 2024.
3.	Includes 1,204 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 6, 2024. Does not include 3,472 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 6, 2024.
4.	Includes 3,896 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 6, 2024. Does not include 544 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 6, 2024. Includes 1,785 shares of our Common Stock pursuant to restricted stock unit awards which have vested as of February 6, 2024, or which will be vested within sixty days of February 6, 2024. Does not include 195 shares of our Common Stock issuable upon the vesting of restricted stock units that will not vest within sixty days of February 6, 2024.
5.	Does not include 166 shares of our Common Stock issuable upon the exercise of stock options that are not exercisable within sixty days of February 6, 2024.

6.	Includes 332 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 6, 2024.
7.	Includes 697 shares of our Common Stock issuable upon the exercise of stock options that are exercisable within sixty days of February 6, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Mr. Moran, Mr. Durbin, Mr. Pruden and Ms. Nelson do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Rules of the Nasdaq Market and the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table summarizes the fees paid for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2023	2022
Audit Fees	$377,265	$272,369
Audit-Related Fees	$-	$-
Tax Fees	$32,875	$27,800
All Other Fees	$-	$-
Total Fees	$410,140	$300,169

Audit Fees

“Audit fees” consist of approximately $275,000 and $207,000 in 2023 and 2022, respectively, of fees for professional services provided in connection with the audit of our annual audited financial statements and the review of our quarterly financial statements, and approximately $102,000 and $65,000 in 2023 and 2022, respectively, of fees for consents and comfort letters provided in connection with the offerings of our Common Stock.

Tax Fees

“Tax fees” consist of approximately $29,000 and $28,000, in 2023 and 2022, respectively, for services related to tax preparation and filing, and $4,000 and $0, in 2023 and 2022, respectively, for other tax consulting and preparation services.

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining EisnerAmper LLP’s independence and has determined that such services for fiscal year 2023 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1 +	Share Exchange Agreement, dated December 1, 2016	S-1	333-222441	2.1	1/5/2018

3.1	Certificate of Incorporation	S-1	333-222441	3.1	1/5/2018

3.2	Certificate of Amendment to the Certificate of Incorporation	S-1	333-222441	3.2	1/5/2018

3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 13, 2020	8-K	001-38389	3.1	8/14/2020

3.4	Certificate of Amendment of Certificate of Incorporation of Motus GI Holdings, Inc. dated July 25, 2022	8-K	001-38389	3.1	7/26/2022

3.5	Bylaws, as amended	10-Q	001-38389	3.1	11/14/2022

3.6	Certificate of Designations of Series A Convertible Preferred Stock	S-1	333-222441	3.4	1/5/2018

3.7	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock	10-Q	001-38389	3.1	5/14/2018

3.8	Certificate of Amendment of Certificate of Incorporation, as amended, dated November 1, 2023	8-K	001-38389	3.1	11/2/2023

4.1	Form of Common Stock Certificate	S-1	333-222441	4.1	1/5/2018

4.2	Form of Series A Convertible Preferred Stock Certificate	S-1	333-222441	4.2	1/5/2018

4.3	Form of Exchange Warrant	S-1	333-222441	4.3	1/5/2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.4	Form of Placement Agent Warrant	S-1	333-222441	4.4	1/5/2018

4.5	Form of Registration Rights Agreement	S-1	333-222441	4.5	1/5/2018

4.6	Form of May 2017 Consultant Warrant	S-1	333-222441	4.6	1/5/2018

4.7	Form of Placement Agent Royalty Payment Rights Certificate	S-1	333-222441	4.7	1/5/2018

4.8	Form of Amendment to Registration Rights Agreement	S-1	333-222441	4.8	1/5/2018

4.9	Form of Ten Percent Warrant	S-1	333-222441	4.9	1/5/2018

4.10	Form of Royalty Payment Rights Certificate	S-1/A	333-222441	4.10	1/31/2018

4.11	Form of June 2018 Consultant Warrant	10-Q	001-38389	4.1	8/13/2018

4.12	Form of May 2017 Additional Consultant Warrant	10-Q	001-38389	4.2	8/13/2018

4.13	Form of July 2018 Consultant Warrant	10-Q	001-38389	4.3	8/13/2018

4.14	Form of November 2018 Consultant Warrant	10-Q	001-38389	4.4	11/14/2018

4.15	Description of Registrants Securities	10-K	001-38389	4.15	3/16/2021

4.16	Form of Pre-Funded Warrant	8-K	001-38389	4.1	8/28/2020

4.17	Form of Common Warrant	8-K	001-38389	4.2	8/28/2020

4.18	Form of New Warrant	8-K	001-38389	4.1	1/27/2021

4.19	Form of Common Stock Purchase Warrant	8-K	001-38389	4.1	5/22/2023

4.20	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-38389	4.2	5/22/2023

4.21	Form of Placement Agent Warrant	8-K	001-38389	4.3	5/22/2023

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.22	Form of Amendment Agreement, dated September 12, 2023	8-K	001-38389	4.1	9/14/2023

4.23	Form of Pre-Funded Warrant	S-1	333-275121	4.19	12/11/2023

4.24	Form of Series A Common Warrant	S-1	333-275121	4.20	12/11/2023

4.25	Form of Series B Common Warrant	S-1	333-275121	4.21	12/11/2023

4.26	Form of Pre-Funded Warrant	8-K	001-38389	4.1	12/22/2023

4.27	Form of Series A Common Warrant	8-K	001-38389	4.2	12/22/2023

4.28	Form of Series B Common Warrant	8-K	001-38389	4.3	12/22/2023

4.29	Form of Private Pre-Funded Warrant	8-K	001-38389	4.4	12/22/2023

4.30	Form of Series A Private Warrant	8-K	001-38389	4.5	12/22/2023

4.31	Form of Series B Private Warrant	8-K	001-38389	4.6	12/22/2023

10.1	Placement Agency Agreement, dated December 1, 2016, between the Company and Placement Agent	S-1	333-222441	10.1	1/5/2018

10.2	Form of Subscription Agreement	S-1	333-222441	10.2	1/5/2018

10.3	Form of Voting Agreement, dated December 1, 2016, by and among the Company and the stockholders named therein	S-1	333-222441	10.3	1/5/2018

10.4 †	2016 Equity Incentive Plan and 2016 Israel Sub-Plan	S-1	333-222441	10.4	1/5/2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.5	Amendment to the Motus GI Holdings, Inc. 2016 Equity Incentive Plan, dated February 6, 2020	8-K	001-38389	10.1	8/14/2020

10.6 †	Form of Incentive Stock Option Agreement	S-1	333-222441	10.5	1/5/2018

10.7 †	Form of Non-Qualified Stock Option Agreement	S-1	333-222441	10.6	1/5/2018

10.8 †	Form of Restricted Stock Agreement	S-1	333-222441	10.7	1/5/2018

10.9 †	Form of Assumed Options to Israeli Employees and Directors Agreement	S-1	333-222441	10.8	1/5/2018

10.10	Form of Assumed Options to Israeli Non-Employees and Controlling Shareholders Agreement	S-1	333-222441	10.9	1/5/2018

10.11 †	Form of Israeli Option Grant to Israeli Employees and Directors Agreement	S-1	333-222441	10.10	1/5/2018

10.12	Form of Israeli Option Grant to Israeli Non-Employees and Controlling Shareholders Agreement	S-1	333-222441	10.11	1/5/2018

10.13 †	Employment Agreement, dated December 22, 2016, between the Company and Mark Pomeranz	S-1	333-222441	10.12	1/5/2018

10.14	Lease, dated April 13, 2017, between Company and Victoriana Building, LLC	S-1	333-222441	10.13	1/5/2018

10.15	Form of Subscription Agreement for Convertible Notes Offering	S-1	333-222441	10.14	1/5/2018

10.16	Finders Agreement, dated October 14, 2016, between the Company and Aegis Capital Corporation	S-1	333-222441	10.15	1/5/2018

10.17	Finders Agreement, dated December 22, 2016, between the Company and Aegis Capital Corporation	S-1	333-222441	10.16	1/5/2018

10.18 †	Form of Indemnification Agreement	S-1	333-222441	10.17	1/5/2018

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.19 #	Supply Agreement, dated September 1, 2017, between Motus GI Technologies Ltd. and Polyzen, Inc.	10-K	001-38389	10.20	3/29/2022

10.20 †	Amended and Restated Employment Agreement, effective September 24, 2018, between the Company and Mark Pomeranz	8-K	001-38389	10.2	9/25/2018

10.21 †	Employment Agreement, effective October 1, 2018, between the Company and Timothy P. Moran	8-K	001-38389	10.1	9/25/2018

10.22	Form of Restricted Stock Unit Award Agreement	10-K	001-38389	10.22	3/26/2019

10.23 †	First Amendment to Amended and Restated Employment Agreement, dated March 15, 2021, between the Company and Andrew Taylor	10-K	001-38389	10.25	3/16/2021

10.24	Loan and Security Agreement, dated as of December 13, 2019 between Silicon Valley Bank and Motus GI Holdings, Inc.	8-K	001-38389	10.1	12/18/2019

10.25	Joinder and First Amendment to Loan and Security Agreement, dated as of February 7, 2020 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.25	3/30/2020

10.26	Second Amendment to Loan and Security Agreement, dated as of February 25, 2020 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.26	3/30/2020

10.27	Third Amendment to Loan and Security Agreement, dated as of January 4, 2021 between Silicon Valley Bank and Motus GI Holdings, Inc.	10-K	001-38389	10.29	3/16/2021

10.28	Deferral Agreement, dated as of April 10, 2020, effective as of April 2, 2020, by and between Silicon Valley Bank, Motus GI Holdings, Inc. and Motus GI, Inc.	8-K	001- 38389	10.1	4/13/2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.29	Placement Agency Agreement, dated August 28, 2020, by and between A.G.P./Alliance Global Partners and Motus GI Holdings, Inc.	8-K	001-38389	10.1	8/28/2020

10.30	Form of Securities Purchase Agreement, dated August 28, 2020, by and between Motus GI Holdings, Inc. and each Purchaser thereto	8-K	001-38389	10.2	8/28/2020

10.31	Form of Warrant Exercise Agreement, dated January 27, 2021, by and between Motus GI Holdings, Inc. and the Holder	8-K	001-38389	10.1	1/27/2021

10.32	Letter Agreement, dated January 27, 2021, by and between A.G.P./Alliance Global Partners and the Company	8-K	001-38389	10.2	1/27/2021

10.33	Loan Agreement, dated July 16, 2021, by and between Kreos Capital, Motus GI Holdings, Inc., Motus GI, LLC and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.1	7/21/2021

10.34	Security Agreement, dated July 16, 2021 between Kreos Capital and Motus GI Holdings, Inc.	8-K	001-38389	10.2	7/21/2021

10.35	Security Agreement, dated July 16, 2021 between Kreos Capital and Motus GI, LLC.	8-K	001-38389	10.3	7/21/2021

10.36	Debenture – Fixed Charge dated July 16, 2021, between Kreos Capital and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.4	7/21/2021

10.37	Debenture – Floating Charge dated as of July 16, 2021, between Kreos Capital and Motus GI, LLC.	8-K	001-38389	10.5	7/21/2021

10.38	US Intellectual property Security Agreement, dated July 16, 2021, between Kreos Capital and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.6	7/21/2021

10.39 #	Master Supply Agreement, dated April 1, 2021, between J. Sterling Industries LLC and Motus GI Holdings, Inc.	10-K	001-38389	10.41	3/29/2022

10.40	Form of Securities Purchase Agreement	8-K	001-38389	10.1	5/22/2023

10.41	Form of Registration Rights Agreement	8-K	001-38389	10.2	5/22/2023

10.42	Form of Warrant Amendment	8-K	001-38389	10.3	5/22/2023

10.43	Employment Agreement, dated April 1, 2018, between the Company and Ravit Ram	8-K	001-38389	10.1	6/5/2023

10.44	Employment Agreement, dated December 23, 2019, between the Company and Elad Amor	8-K	001-38389	10.2	6/5/2023

10.45	First Amendment to Agreement for the Provision of a Loan Facility, dated November 28, 2023, by and between Lender, Motus GI Holdings, Inc., Motus GI, LLC and Motus GI Medical Technologies, LTD.	8-K	001-38389	10.1	11/28/2023

10.46	Form of Securities Purchase Agreement	S-1	333-275121	10.48	12/11/2023

10.47	Form of Placement Agency Agreement, between the Company and A.G.P.	S-1	333-275121	10.47	12/11/2023

10.48†	Form of Amendment to Employment Agreement between the Company and Ravit Ram	8-K	001-38389	10.1	03/11/2024

21.1	List of Subsidiaries of the Company	10-K	001-38389	21.1	3/16/2021

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
23.1	Consent of EisnerAmper LLP					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X

31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X

32.1 **	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350					X

97.1†	Compensation Recovery Policy					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

+	As permitted by Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed herewith. The company will furnish supplementally a copy of any omitted schedule to the SEC upon request.
†	Indicates management contract or compensatory plan.
#	Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined (1) it is not material and (2) is the type that the Company treats as private or confidential.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTUS GI HOLDINGS, INC.

Date: March 18, 2024	By:	/s/ Mark Pomeranz
	Name:	Mark Pomeranz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2024	By:	/s/ Ravit Ram
	Name:	Ravit Ram
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: March 18, 2024	By:	/s/ Elad Amor
	Name:	Elad Amor
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Pomeranz	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2024
Mark Pomeranz

/s/ Ravit Ram	Chief Financial Officer (Principal Financial Officer)	March 18, 2024
Ravit Ram

/s/ Elad Amor	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2024
Elad Amor

/s/ Timothy P. Moran	Director	March 18, 2024
Tim P. Moran

/s/ Scott Durbin	Director	March 18, 2024
Scott Durbin

/s/ Sonja Nelson	Director	March 18, 2024
Sonja Nelson

/s/ Gary Pruden	Director	March 18, 2024
Gary Pruden

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Motus GI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motus GI Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Debt and Equity Transactions

As described in Notes 8 and 11 to the financial statements, the Company entered into two separate securities purchase agreements and a debt amendment and subsequent settlement to which the Company agreed to issue an aggregate of (i) 609,461 shares of the Company’s common stock, (ii) 5,666,673 pre-funded warrants exercisable for shares of common stock, and (iii) 12,276,134 common warrants exercisable for shares of common stock. Based on the specific terms in the agreements and the applicable authoritative guidance, the Company determined that the pre-funded warrants and common warrants should be classified as permanent equity. The Company was also required to apply complex accounting guidance to determine the appropriate accounting for the amendment and settlement of the Convertible Note, including complexities in determining the fair value of the equity instruments used to settle the Convertible Note.

We identified the assessment of the appropriate accounting and balance sheet classification of the pre-funded warrants and the common warrants as equity or liability as well as the accounting and valuation of the equity instruments exchanged to settle the Convertible Note as a critical audit matter due to the complexity in assessing the instruments features, which requires management to interpret and apply the complex terms in the agreements to the appropriate application of accounting authoritative guidance. As such, there was a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s conclusions.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) obtaining an understanding of and evaluating the design of controls related to accounting over financial reporting, including complex transactions; (ii) obtaining the agreements and evaluating the terms and conditions of the agreements and assessing the reasonableness of management’s interpretation and application of the appropriate accounting authoritative guidance; and (iii) utilizing personnel with specialized skill and knowledge to assist in assessing the appropriateness of conclusions reached by management by (a) evaluating the underlying terms of the agreements, (b) assessing the appropriateness of management’s application of the authoritative accounting guidance and (c) evaluating the methodologies and assumptions used to estimate the fair value of the instruments exchanged to settle the Convertible Note.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP

Iselin, New Jersey

March 18, 2024

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,958	$14,042
Accounts receivable	76	59
Inventory, current	245	488
Prepaid expenses and other current assets	478	781
Total current assets	5,757	15,370

Fixed assets, net	992	1,325
Inventory, non-current	251	511
Right-of-use assets	210	428
Other non-current assets	13	13
Total assets	$7,223	$17,647

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,842	$1,969
Operating lease liabilities - current	169	245
Other current liabilities	226	53
Current portion of long-term debt, net of unamortized debt discount of $16 and $182, respectively	1,033	2,532
Total current liabilities	3,270	4,799

Contingent royalty obligation	-	1,212
Operating lease liabilities - non-current	27	178
Convertible note, net of unamortized debt discount of $0 and $108, respectively	-	3,892
Long-term debt, net of unamortized debt discount of $108 and $135, respectively	1,239	4,589
Total liabilities	4,536	14,670

Commitments and contingent liabilities (Note 9)

Shareholders’ equity
Preferred stock $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock $0.0001 par value; 115,000,000 shares authorized; 1,547,042 and 310,494 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Additional paid-in capital	156,905	144,328
Accumulated deficit	(154,218)	(141,351)
Total shareholders’ equity	2,687	2,977
Total liabilities and shareholders’ equity	$7,223	$17,647

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022

Revenue	$319	$592

Operating expenses:
Costs of revenue - sales	81	198
Costs of revenue - impairment of inventory	488	598
Research and development	3,467	5,611
Sales and marketing	1,611	4,425
General and administrative	6,579	7,611
Total costs and expenses	12,226	18,443
Loss from Operations	(11,907)	(17,851)

Gain on change in estimated fair value of contingent royalty obligation	103	548
Loss on extinguishment of debt	(284)	-
Finance expense, net	(761)	(1,252)
Foreign currency loss	(18)	(42)

Net loss	$(12,867)	$(18,597)

Basic and diluted loss per common share:	$(15.89)	$(86.15)
Weighted average number of common shares outstanding, basic and diluted	809,506	215,863

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	Capital	deficit	equity
Balance at December 31, 2021	160,915	$-	$132,411	$(122,754)	$9,657
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $368	146,338		9,884	-	9,884
Issuance of common shares upon vesting of restricted stock units	1,747	-	-	-	-
Fractional shares settled in cash pursuant to reverse stock split	(136)	-	(11)	-	(11)
Issuance of common stock for board of directors’ compensation	1,630	-	235	-	235
Share-based compensation	-	-	1,809	-	1,809
Net loss	-	-	-	(18,597)	(18,597)
Balance at December 31, 2022	310,494	-	144,328	(141,351)	2,977
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $19	7,942	-	102	-	102
Issuance of common shares upon vesting of restricted stock units	104	-	-	-	-
Private Placement offering, net of financing fees of $731	35,000	-	3,070	-	3,070
Issuance of common share upon public offering, net of financing fees of $1,125	520,000		3,875	-	3,875
Issuance of common shares upon exercise of warrants	523,469	-	-	-	-
Issuance of common shares upon extinguishment of contingent royalty obligation, net of issuance fees of $38, and gain on extinguishment of $398	97,042	-	1,071	-	1,071
Issuance of common shares upon settlement of convertible note	54,461	-	4,000	-	4,000
Fractional shares settled in cash pursuant to reverse stock split	(1,470)	-	(12)	-	(12)
Share-based compensation	-	-	471	-	471
Net loss	-	-	-	(12,867)	(12,867)
Balance at December 31, 2023	1,547,042	$-	$156,905	$(154,218)	$2,687

The accompanying notes are an integral part of these consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,867)	$(18,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	451	510
Amortization of debt issuance costs	252	330
Gain on change in estimated fair value of contingent royalty obligation	(103)	(548)
Share-based compensation	471	1,809
Issuance of common stock for board of directors’ compensation	-	235
Loss on extinguishment of debt	284	-
Impairment of inventory	488	598
Impairment of fixed assets	-	46
Amortization on operating lease right of use asset	226	327
Loss on lease termination	11	-
Changes in operating assets and liabilities:
Accounts receivable	(17)	50
Inventory	2	(1,302)
Prepaid expenses and other current assets	283	12
Accounts payable and accrued expenses	(454)	(650)
Operating lease liability	(241)	(330)
Other current liabilities	20	43
Net cash used in operating activities	(11,194)	(17,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(104)	(224)
Net cash used in investing activities	(104)	(224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares pursuant to at-the-market registered offering	121	10,252
Proceeds from private placement offering	3,537	-
Proceeds from issuance of common shares upon public offering	5,000	-
Fractional shares paid in cash pursuant to reverse stock split	(12)	(11)
Repayment of long-term debt	(4,965)	(703)
Payment of debt issuance costs	(200)	-
Equity financing fees	(1,267)	(368)
Net cash provided by financing activities	2,214	9,170

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,084)	(8,521)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,042	22,563
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,958	$14,042

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$836	$977

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Reclassification of inventory to fixed assets	$14	$201
Reclassification of prepaid expenses to fixed assets	$-	$4
Purchase of fixed assets in accounts payable and accrued expenses	$-	$24
Non-cash issuance cost from private placement offering	$264	$-
Non-cash issuance cost from public offering	$154	$-
Financing fees incurred but unpaid at period end	$228	$-
Debt issuance costs incurred but unpaid at period end	$100	$-
Extinguishment of contingent royalty obligation	$1,109	-
Operating lease liabilities arising from obtaining right-of-use assets	$68	$66
Settlement of convertible note to equity	$4,000	$-

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

The Company has developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures. The Pure-Vu System has received a CE Mark in the EU for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. The Company received 510(k) clearance in October 2023 from the FDA for the Pure-Vu EVS System for use in the upper GI tract and Gen 4 Colon and will commence market introduction of these products in the coming months. Both devices leverage the same workstation and feature key enhancements such as a larger and more powerful suction channel, more efficient irrigation jets, a smaller profile distal tip that offers enhanced flexibility during insertion, enhanced navigation and a much easier bed side set up. The Company does not expect to generate significant revenue from product sales until it further expands its commercialization efforts, which is subject to significant uncertainty.

Note 2 – Going Concern Uncertainty

To date, the Company has generated minimal revenues, experienced negative operating cash flows and has incurred substantial operating losses from its activities. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through the issuance of debt or equity, as well as through other strategic alternative transactions. Rising inflation, rising interest rates, and financial market volatility may adversely impact the Company’s ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, and changing priorities could also affect the Company’s ability to enter into key agreements. These disruptions may negatively impact the Company’s sales, its results of operations, financial condition, and liquidity into 2024.

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $12.9 million for the year ended December 31, 2023, and we expect to continue to incur net operating losses for the foreseeable future. As of December 31, 2023, we had $5.0 million in cash and cash equivalents and an accumulated deficit of $154.2 million. We expect our current spend level to continue in connection with ongoing operating activities, including expenditures in R&D, sales and marketing, clinical affairs and manufacturing. In order to continue to operate as a standalone company, we will need additional financing to support our continuing operations. We also have significant debt under our Loan Agreement with Kreos which could negatively impact our ability to operate or consummate a strategic transaction.

In addition, we are exploring a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. If a strategic transaction is not completed, or if additional financing is not available, we may not be able to service our outstanding indebtedness and our payables and may have to file for bankruptcy protection or pursue a dissolution of the Company and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations and service our outstanding indebtedness. We cannot provide assurance as to the amount of cash that will be available to distribute to stockholders, if any, after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome for his uncertainty.

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

Reverse Stock Split

On November 2, 2023, the Company effected a reverse stock split of its issued and outstanding common stock, par value $0.0001 per share, at a ratio of 1-for-15. Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

Accordingly, all share, share-related information and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

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

Concentrations of Credit Risk and Off-balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.

Revenue recognition

Sales contracts executed for the Pure-Vu EVS System are accounted for in accordance with ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”) to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled to. The Pure-Vu EVS System consists of a Workstation (a “Workstation”) and single use disposable sleeve (a “Disposable”).

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

Commercial placements of the EVS system include the workstation, sale of the disposables, and a service plan. The Workstation is operational without any significant customization and modification and the Disposables are specialized consumables that are readily available for purchase from the Company. Therefore, revenue from the sale of a Workstation is recognized after the customer commits to purchase the Workstation and the Workstation is delivered, which is when title is transferred. Disposables are identified as a separate performance obligation, and therefore, revenue from the sale of Disposables is recognized when the Disposables are delivered to the customer and title is transferred.

A free one-year service plan is included with the purchase of any Workstation. An extended service plan with varying support and maintenance of the Workstation is offered for sale after the free one-year service plan period. In the case of the free one-year service plan, a portion of the Workstation sales price is deferred and recognized ratably over the one-year service plan term based upon the relative standalone value. The standalone selling price of the Workstation is set at the beginning of the contract based on observable prices from standalone sales of the Workstation, however, at times, the Company has offered discounts from that price to certain customers. The standalone sales price of the one year service plan is based on the expected costs of replacement parts and direct costs to perform the service plus a standard margin, as set by the Company. The standard margin assumed is consistent with the margin expected in pricing the extended service plan. Revenue for the extended service plans is recognized ratably over the term of the service plan contract period.

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

For contracts outside the scope of ASC 606, the Company determines income for proposed supply arrangements under 1) ASC 842 – Leases (“ASC 842”) as it pertains to an embedded lease of the Workstation within a proposed supply arrangement and 2) ASC 606 for the sale of the sleeves within the proposed supply arrangement. The Company allocates the transaction price to the performance obligations within the proposed supply arrangements using the total estimated purchases method for both (i) arrangements that contain minimum purchase commitments and (ii) those arrangements that do not contain a minimum purchase commitment, but instead offer a volume discount for purchases that exceed a specified tier.

During the year ended December 31, 2023, the Company recognized revenue of $319, which consisted of $295 in accordance with ASC 606 and $24 in accordance with ASC 842. During the year ended December 31, 2022, the Company recognized revenue of $592, which consisted of $540 in accordance with ASC 606 and $52 in accordance with ASC 842.

During the year ended December 31, 2023, the Company recognized revenue at a point in time of $281 and recognized revenue over time of $38. During the year ended December 31, 2022, the Company recognized revenue at a point in time of $529 and recognized revenue over time of $63. Deferred revenue was $67 and $39 as of December 31, 2023 and 2022, respectively.

Contract Costs

Incremental commissions, if applicable, above a base commission level, are paid to sales representatives upon certain eligible sales, which are paid upon execution of the sales agreement. The guidance within ASC 606 provides a practical expedient if the amortization period of the assets that the entity otherwise would have recognized is one year or less. The Company chose to apply the available practical expedient as the commission paid on eligible sales orders relates to the period in which the sales order was fulfilled. For the years ending December 31, 2023 and 2022, incremental commissions paid on eligible sales orders were $0 and $96, respectively.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers’ ability to pay. As of both December 31, 2023 and 2022, the allowance for doubtful accounts was $0. The Company’s account receivables consist of creditworthy entities that maintain an ongoing relationship with the Company and as such, the Company does not have an allowance for estimated credit losses recorded related to these receivables.

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

Given the nominal exercise price of the Company’s issuance of Pre-Funded Warrants, such Pre-Funded Warrants are included in in the calculation of basic and diluted net loss per share as the exercise price per warrant is deemed nonsubstantive when compared to the fair value of the underlying common shares. The 5,143,205 unexercised pre-funded warrants as of December 31, 2023 were included in the Company’s calculation of basic and diluted loss per share.

The following outstanding stock-based awards and warrants, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect due to net loss for the periods:

	Year Ended December 31,
	2023	2022
Outstanding options	60,170	26,567
Unvested restricted stock units	432	1,346
Warrants	12,312,107	26,088

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

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, Income Taxes (ASC 740). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There are currently no open Federal or State audits. The Company has not recorded any liability for uncertain tax positions at December 31, 2023 or December 31, 2022. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense.

For the years ended December 31, 2023 and 2022, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2023 and 2022, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2023 and 2022.

Complex Financial Instruments

The Company reviews the terms of debt instruments, equity instruments, and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Additionally, in connection with the issuance of financing instruments, the Company may issue freestanding options and warrants, including options or warrants to non-employees in exchange for consulting or other services performed. The Company accounts for its common stock warrants in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 815, the Company accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement, or it fails the equity classification criteria.

The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at fair value each balance sheet date with the offset adjustments recorded in change in fair value of warrant liability within the consolidated statements of operations. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

New Accounting Pronouncements- Recently Adopted

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period, excluding smaller reporting companies. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within that reporting period, using either a full or modified retrospective approach. The Company adopted this ASU in Q4 2023. The adoption of this ASU did not result in a material impact to the consolidated financial statements and disclosures.

Accounting Pronouncements- Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of certain optional expedients for derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of December 31, 2023, the Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 4 – Fair Value Measurements

Liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 31, 2023 and December 31, 2022:

December 31, 2023
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

Note 5 – Inventory

Inventory at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Raw materials	$487	$697
Work-in-process	196	155
Finished goods	541	548
Inventory reserve	(728)	(401)
Inventory, net	$496	$999
Inventory, current	$245	$488
Inventory, non-current	$251	$511

For the years ended December 31, 2023 and 2022, an inventory impairment of $488 and $598, respectively, was recorded.

Note 6 – Fixed assets, net

Fixed assets, net, consists of the following:

	December 31,
	2023	2022
Office equipment	$171	$171
Computers and software	321	321
Machinery	1,155	1,049
Lab and medical equipment	1,489	1,477
Leasehold improvements	200	200
Total	3,336	3,218
Less accumulated depreciation and amortization	(2,344)	(1,893)
Fixed assets, net	$992	$1,325

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $451 and $510, respectively. The Company incurred a loss on the impairment of fixed assets in the amount of $0 and $46 for the years end December 31, 2023 and 2022, respectively.

Note 7 – Leases

The Company leases an office in Fort Lauderdale, Florida under an operating lease. The term expires November 2024. The annual base rent is subject to annual increases of 2.75%. As described within Note 10, the Company shares this space with a related party pursuant to the Shared Space Agreement, as defined below.

The Company leases an office in Israel under an operating lease. The term expired on December 31, 2023. The Company entered into a new tenancy contract with the facility for a period of twelve months from January 1, 2024 to December 31, 2024.

The Company leases vehicles under operating leases that expire at various dates through 2026.

Many of these leases provide for payment by the Company, as the lessee, of taxes, insurance premiums, costs of maintenance and other costs which are expensed as incurred. Certain operating leases include escalation clauses and some of which may include options to extend the leases for up to 3 years.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Year Ended December 31,
	2023	2022
Lease Cost
Operating lease (income) cost, net of related party license fee	$(29)	$92
Variable lease cost	178	120
Short-term lease cost	161	-
Total lease cost	$310	$212

	As of December 31,
	2023	2022
Assets
Operating lease, right-of-use asset	$210	$428
Liabilities
Current
Operating lease liabilities	$169	$245
Non-current
Operating lease liabilities, net of current portion	27	178
Total lease liabilities	$196	$423

Other information:
Weighted average remaining lease term - operating leases	1.18 years	1.79 years
Weighted-average discount rate - operating leases	7.30%	7.36%

The Company records operating lease payments to lease expense using the straight-line method. The Company’s lease expense was $310 and $212 for the years ended December 31, 2023 and 2022, respectively, included in general and administrative expenses, which is net of the related party license fee of $270 and $242 for the years ended December 31, 2023 and 2022, respectively (see Note 10).

Future minimum lease payments under non-cancellable operating leases as of December 31, 2023 were as follows:

Year Ended December 31,	Amount
2024	$175
2025	23
2026	5
Total future minimum lease payments	203
Imputed interest	(7)
Total liability	$196

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:	$(256)	$(342)

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

The Convertible Note requires forty-eight monthly interest only payments at 7.75% per annum commencing after the Effective Date and thereafter full payment of the then outstanding principal balance of the Convertible Note on July 1, 2025. The Kreos Loan Agreement contains features that would permit the Lender to convert all or any portion of the outstanding principal balance of the Convertible Note at any time, pursuant to which the converted part of the Convertible Note will be converted into that number of shares of common stock of the Company to be issued to the Lender at a price per share equal to the conversion price, of $420 per share. Following the conversion of any portion of the outstanding principal balance of the Convertible Note, the principal balance of the Convertible Note remaining outstanding shall continue to bear interest at 7.75% per annum. The Tranche B loan requires interest only monthly payments commencing on the Effective Date until September 30, 2022 and, thereafter, thirty-three monthly payments of principal and interest accrued thereon until June 1, 2025, as well as the payment of an end of loan payment of 1.75% of principal drawn. The Tranche C loan requires interest only monthly payments commencing on the date of the draw down until September 30, 2022 and, thereafter, thirty-two monthly payments of principal and interest accrued thereon until June 1, 2025, as well as the payment of an end of loan payment of 1.75% of principal drawn. The Lender retained the final payment of principal and interest due on June 1, 2025 for the Tranche B and Tranche C Loans upon their issuance in the amount of $274, which was recorded in other non-current assets in the balance sheet.

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

On November 28, 2023 (“Amendment Effective Date”), the Company and Kreos entered into the First Amendment (“First Amendment”) to the 2021 Loan Agreement, pursuant to which the Company:

●	On the Amendment Effective Date, paid Kreos $750 in cash which was applied against the outstanding obligations under the Long-term Debt.
●	Upon consummation of a First Amendment Capital Raise (as defined below) and immediately following the Convertible Note Securities Exchange (as defined below), the Company paid Kreos $1,500 in cash which was be applied against the outstanding obligations under the Long-term Debt.
●	Upon consummation of a First Amendment Capital Raise, the Company will make interest-only payments on the Long-term Debt for a period of six months, and for the remaining 12 months, principal and interest, until the Long-term Debt is repaid in full.
●	Subject to the satisfaction (or waiver by Kreos) of certain Exchange Conditions (as defined in the Amendment), immediately following the consummation of an equity financing registered under the Securities Act of 1933, as amended (the “Securities Act”), and to be consummated no later than December 29, 2023 with gross proceeds of at least $5,000 (“First Amendment Capital Raise”), Kreos will be deemed to have surrendered to the Company securities representing $4,000 (the “Conversion Amount”) of the outstanding aggregate principal balance of the Convertible Note and the Company will deliver to Kreos, in exchange for the surrender of the Convertible Loan Securities, such number of shares of the common stock of the Company (the “Common Stock”) at a price per share equal to the public offering price per share in the First Amendment Capital Raise representing the Conversion Amount (the “Convertible Note Securities Exchange”); provided, that, (A) Kreos agrees to execute a customary lock-up agreement with an underwriter or placement agent in connection with the First Amendment Capital Raise, (B) Kreos shall receive the same warrant coverage per share of Common Stock, if any, as investors purchasing securities in the First Amendment Capital Raise, and (C) Kreos shall receive a pre-funded warrant in lieu of shares of Common Stock otherwise issuable upon the Convertible Note Securities Exchange for such number of shares that would represent more than 4.5% of the post-exercise outstanding shares of Common Stock. In total, Kreos will obtain instruments with substantially similar terms to the purchasers in the Public Offering (and no worse terms) at the same price paid by the purchasers in the Public Offering (see Note 11).

The Company determined that the First Amendment should be accounted for as a modification as the change in cash flows expected under the 2021 Loan Agreement was less than 10% (not substantial). Additionally, the Company assessed the addition of the Convertible Note Securities exchange feature as a share-settled redemption provision and determined that it did not require bifurcation as a separate derivative liability upon execution of the First Amendment. As such, the Company accounted for the First Amendment on a prospective basis and capitalized $300 in fees paid to the Lender in relation to the First Amendment. The partial repayment required by the First Amendment was comprised of a reduction of $776 in principal of the Long-term Debt and end of loan payment obligations, as well as the application of $26 of the advance payment held by the Lender, resulting in a net cash payment of $750 to the Lender. In addition, the Company recognized a loss on debt extinguishment of $22 reflecting the proportional write-down of unamortized debt issuance costs upon the $750 partial repayment.

On December 21, 2023, immediately following the closing of the Company’s public offering (see Note 11), and pursuant to the terms of the First Amendment, the $4,000 outstanding principal amount of the Convertible Note was automatically exchanged, into (i) 54,461 shares of common stock (the “Private Shares”), (ii) pre-funded warrants (the “Private Pre-Funded Warrants”) exercisable for an aggregate of up to 2,612,205 shares of common stock, (iii) Series A common warrants (the “Series A Private Warrants”) exercisable for an aggregate of up to 2,666,666 shares of common stock and (iv) Series B common warrants (the “Series B Private Warrants,” together with the Series A Private Warrants and Private Pre-Funded Warrants, the “Private Warrants”) exercisable for an aggregate of up to 2,666,666 shares of Common Stock (the shares issuable upon exercise of the Private Warrants, the “Private Warrant Shares”). The terms of the Private Warrants are discussed in Note 11.

The Company applied the extinguishment model to recognize the exchange of the Convertible Note for the common stock and Private Warrants upon the First Amendment Capital Raise. The Company recognized a loss on debt extinguishment of $181, representing the difference between the $4,000 estimated fair value of the instruments issued in the exchange, determined in relation to the price paid by the purchasers in the Public Offering, and the carrying value of the Convertible Note. The partial repayment triggered by the First Amendment Capital Raise was comprised of a reduction of $1,551 in principal of the Long-term Debt and end of loan payment obligations as well as the application of $51 of the advance payment held by the Lender, resulting in a net cash payment of $1,500 to the Lender. In addition, the Company recognized a loss on debt extinguishment of $81 reflecting the proportional write-down of unamortized debt issuance costs upon the $1,500 partial repayment.

The Company recorded an adjustment to interest expense (included in finance expense, net in the consolidated statements of comprehensive loss) during the fourth quarter totaling $211, of which $128 related to prior years.

For the years ended December 31, 2023 and 2022, interest expense for the Loan was as follows:

	Year Ended December 31,
	2023	2022
Contractual interest expense	$695	$1,001
Amortization of debt issuance costs	252	330
Total interest expense	$947	$1,331

Future principal payments under the Long-term Debt as of December 31, 2023 are as follows:

Years Ending December 31,	Amount
2024	$1,141
2025	1,177
Total future principal payments	2,318
End of loan payments	78
Less unamortized debt issuance costs of current portion of long-term debt	(16)
Less unamortized debt issuance costs of non-current portion long-term debt	(108)
Total balance	$2,272

Note 9 – Commitments and Contingencies

Royalties to the IIA

The Company has received grants from the Government of the State of Israel through the Israeli National Authority for Technical Innovation (the “IIA”) for the financing of a portion of its research and development expenditures. The total amount that was received and recorded between the periods ending December 31, 2011 through 2016 was $1,332. No amounts were received during the years ended December 31, 2023 and 2022. The Company has a contingent obligation to the IIA for the total amount received along with the accumulated interest to date in the amount of $1,439 and $1,426 as of December 31, 2023 and 2022, respectively. This obligation is repaid in the form of royalties on revenues generated in any fashion with a rate that is currently at 4% (which may be increased under certain circumstances). The Company may be obligated to pay up to 100% (which may be increased under certain circumstances) of the U.S. dollar-linked value of the grants received, plus interest (which is typically calculated at the 12-month U.S. dollar LIBOR rate published at the beginning of the calendar year in which the specific grant was approved by the IIA).

Repayment of the grants is contingent upon the Company’s ongoing commercialization and generation of sales, which is subject to significant risk and uncertainty. The Company has no obligation to repay these grants if no significant sales are generated. The Company has recorded an immaterial expense for the years ended December 31, 2023 and 2022, and an immaterial liability at December 31, 2023 and 2022.

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

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc. (OBIO), formerly a greater than 5% holder of the Company’s common stock. Pursuant to the Shared Space Agreement, the Company granted a license to OBIO for the use of portions of the office space not being used by the Company in the Company’s leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which previously covered approximately 35% of the Premises and was to expand incrementally to approximately 60 to 70% of the Premises by September 2024. In May 2022, the Company entered into an amendment to the Shared Space Agreement. Pursuant to the amendment, the area covered by the Shared Space Agreement was expanded to 95% of the premises and the aggregate license fees will generally range from approximately $212 to approximately $270 in any given calendar year during the term of the Shared Space Agreement until the termination of the lease in November 2024. During the years ended December 31, 2023 and 2022, the Company recorded a license fee of $270 and $242, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses.

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

Note 11 – Share-based Compensation and Common Stock Issuance

The following table sets forth total non-cash share-based compensation for the issuance of common stock, options to purchase common stock, warrants to purchase common stock, and restricted stock unit awards by operating statement classification for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Research and development	$140	$388
Sales and marketing	15	238
General and administrative	316	1,183
Total	$471	$1,809

As of December 31, 2023, unamortized share-based compensation for stock options was $376, with a weighted-average recognition period of 1.19 years.

Stock option and warrant activity

In December 2016, the Company adopted the Motus GI Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s board of directors may grant options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2016 Plan, the number of shares of common stock available for issuance under the 2016 Plan shall increase annually by six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that the board of directors may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of our common stock than would otherwise occur. On January 1, 2023, pursuant to an annual evergreen provision, the number of shares of common stock reserved for future grants was increased by 18,639 shares. Under the 2016 Plan, effective as of January 1, 2024, the maximum number of shares of the Company’s common stock authorized for issuance is 98,905. As of December 31, 2023, there were 6,082 shares of common stock available for future grant under the 2016 Plan.

A summary of the Company’s stock option and warrant activity is as follows:

	Options				Warrants
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Average Intrinsic Value	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Average Intrinsic Value
Outstanding at December 31, 2021	20,421	$812.48	7.45	$-	27,870	$817.77	3.40	$-
Granted	6,839	$130.97			400	$150.00
Expired	(437)	$963.98			(1,782)	$1,394.9
Cancelled	-	$-			(400)	$849.00
Forfeited	(256)	$172.35			-	$-
Outstanding at December 31, 2022	26,567	$640.72	7.21	$-	26,088	$759.26	2.66	$-
Granted	45,712	$8.99			17,956,613	$1.18
Exercised	-	$-			(523,469)	$0.0001
Expired	(8,729)	$738.53			(3,920)	$1,589.80
Cancelled	-	$-			-	$-
Forfeited	(3,380)	$202.03			-	$-
Outstanding at December 31, 2023	60,170	$171.23	8.44	$-	17,455,312	$1.99	4.43	$-
Exercisable at December 31, 2023	17,202	$566.11			17,455,312	$1.99

The options granted during the years ended December 31, 2023 and 2022 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the year ended December 31,
	2023	2022
Expected term, in years	5.34	5.8
Expected volatility	80.66%	99.21%
Risk-free interest rate	2.93%	2.10%
Dividend yield	-	-

The grant date fair value for stock options issued during the years ended December 31, 2023 and 2022 were $6.96 and $129.30, respectively.

The warrants granted during the years ended December 31, 2023 and 2022 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the year ended December 31,
	2023	2022
Expected term, in years	2.33	-
Expected volatility	75%	-%
Risk-free interest rate	3.0%	-%
Dividend yield	-	-

Restricted Stock units

As of December 31, 2023, there were 1,009 outstanding restricted stock unit awards at a weighted average grant date fair value of $125.42. During the year ended December 31, 2023, there were 104 restricted stock units released and 233 cancellations. As of December 31, 2022, there were 1,346 nonvested restricted stock unit awards at a weighted average grant date fair value of $277.57.

As of December 31, 2023, unamortized stock compensation for restricted stock units was $22, with a weighted-average recognition period of 0.58 years.

Issuance of Warrants to Purchase Common Stock

In February 2020, the Company entered into a services agreement whereby it agreed to issue warrants to purchase 400 shares of common stock of the Company. The warrants fully vested over a one-year period on a monthly basis and expire three years from the date of issuance and were exercisable at weighted average exercise price equal to $849.00 per share of common stock. In March 2022, the Company granted new warrants as a replacement to the vested warrants held by the service provider, for which all the share-based compensation expense had been recognized in prior fiscal periods. The issuance of new warrants concurrently with the cancellation of the existing warrants was treated as a modification. The Company agreed to issue replacement warrants to purchase 400 shares of common stock of the Company exercisable at a price equal to $150 per share of common stock. The fair value of the warrants were valued on the date of grant at $5.70 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.91%; (2) expected life in years of 1.62; (3) expected stock volatility of 81.97%; and (4) expected dividend yield of 0%. The replacement warrants immediately vested upon issuance and expire three years from the date of issuance. As a result, the Company recognized $0 and $26 of share-based compensation for the year ended December 31, 2023 and 2022, respectively, related to the incremental fair value which is equal to the excess of the fair value of the new warrants granted over the fair value of the original award on the cancellation date.

Private Placement Offering

On May 17, 2023, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it agreed to issue and sell in a private placement an aggregate of (i) 35,000 shares of common stock, (ii) warrants to purchase up to 241,134 shares of common stock (the “Pre-Funded Warrants”) and (iii) warrants to purchase up to 276,134 shares of common stock (the “Common Warrants”). The purchase price was $12.675 for each share of common stock and $12.674 for each Pre-Funded Warrant, resulting in net proceeds of approximately $3.1 million, inclusive of issuance costs of $0.5 million and exclusive of warrant issuance costs of $0.3 million. The closing of the offering occurred on May 19, 2023. Each Common Warrant is exercisable for a period of five and one-half years from the issuance date at an exercise price of $10.80 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. As of March 18, 2024, all of the Pre-Funded Warrants were exercised.

The measurement of fair value of the Pre-Funded Warrants and the Common Warrants was determined utilizing a Black-Scholes model. The relative fair value allocated to the shares of common stock issued in the offering was $0.3 million, to the Pre-Funded Warrants was $1.7 million and to the Common Warrants was $1.5 million. The total fair value allocated to these instruments in excess of par value is reflected within additional paid-in capital as the Pre-Funded Warrants and Common Warrants were determined to be equity classified.

In addition, pursuant to the terms of the offering, the Company issued the placement agent, H.C. Wainwright & Co., LLC., warrants to purchase up to 13,806 shares of the Company’s common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable for a period of five and one-half years from the issuance date, at an exercise price of $15.845 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. As these Placement Agent Warrants were issued for services provided in facilitating the private placement, the Company recorded the fair value of such Placement Agent Warrants as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model. The fair value of these Placement Agent Warrants was estimated to be $0.1 million on May 19, 2023, and is reflected within additional paid-in capital as of December 31, 2023 as the Placement Agent Warrants were determined to be equity classified.

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

December 2023 Public Offering and Convertible Note Exchange

On December 18, 2023, the Company entered into a securities purchase agreement with certain purchasers pursuant to which it agreed to issue and sell, in a public offering (the “Public Offering”), an aggregate of (i) 520,000 shares of common stock, (ii) pre-funded warrants to purchase up to 2,813,334 shares of common stock (the “Public Offering Pre-Funded Warrants”), (iii) warrants to purchase up to 3,333,334 shares of common stock (the “Series A Common Warrants”), and (iv) warrants to purchase up to 3,333,334 shares of common stock (the “Series B Common Warrants,” collectively with the other warrants issued in the Public Offering, the “Public Offering Warrants”). The purchase price was $1.50 for each share of common stock and $1.4999 for each Public Offering Pre-Funded Warrant, resulting in net proceeds of approximately $3.9 million, inclusive of issuance costs of $1.1 million and exclusive of warrant issuance costs of $0.1 million. The closing of the Public Offering occurred on December 21, 2023.

The Public Offering Pre-Funded Warrants are exercisable until exercised in full at an exercise price of $0.0001 per share. Each Series A Common Warrant is exercisable for a period of five years from the issuance date at an exercise price of $1.50 per share and each Series B Common Warrant is exercisable for a period of one and one-half years from the issuance date at an exercise price of $1.50 per share. The Public Offering Warrants may be exercised on a cashless basis. The Company is prohibited from effecting an exercise of any Public Offering Warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise.

The measurement of fair value of the Public Offering Warrants was determined utilizing a Black-Scholes model. The relative fair value allocated to the shares of common stock issued in the Public Offering was $0.3 million, to the Public Offering Pre-Funded Warrants was $1.9 million and to the Series A and Series B Common Warrants was $2.8 million. The total fair value allocated to these instruments in excess of par value is reflected within additional paid-in capital as the Public Offering Warrants were determined to be equity classified.

As part of the Public Offering, the Company entered into a placement agency agreement with Alliance Global Partners (“A.G.P.”), pursuant to which A.G.P. agreed to act as exclusive placement agent for the issuance and sale of the securities in the Public Offering. In exchange for these services, the Company paid A.G.P. an aggregate cash fee of $0.4 million. In addition, the Company incurred an additional $0.6 million in legal and other fees related to the Public Offering. These fees were recorded as costs of the Public Offering and reduced the amount recorded to additional paid in capital.

In connection with the completion of the Public Offering, the Company was also obligated to issue H.C. Wainwright & Co., LLC. warrants to purchase an aggregate of 150,417 shares of Common Stock (the “Public Offering Placement Agent Warrants”). The Public Offering Placement Agent Warrants are to be exercisable for a period of five years from the issuance date, at an exercise price of $1.875 per share, subject to adjustment, and may be exercised on a cashless basis. As the obligation to issue the Public Offering Placement Agent Warrants related to services provided in facilitating the Public Offering, the Company recorded the estimated fair value of the obligation as a cost of the Public Offering. The Public Offering Placement Agent Warrants were issued on January 4, 2024, and as such, the Company recorded the estimated fair value of the obligation to issue the warrants as a liability as of December 31, 2023. The estimated fair value of the obligation to issue the Public Offering Placement Agent Warrants was determined utilizing a Black-Scholes model and was estimated to be $0.2 million, and is recorded as a component of other current liabilities in the balance sheet.

F-21

As discussed in Note 8, the Company issued (i) 54,461 shares of Common Stock, (ii) the Private Pre-Funded Warrants to purchase up to 2,612,205 shares of common stock, (iii) the Series A Private Warrants to purchase up to 2,666,666 shares of common stock and (iv) the Series B Private Warrants to purchase up to 2,666,666 shares of common stock upon the exchange and cancellation of the $4,000 outstanding principal amount of the Convertible Note. The Series A Private Warrants and the Series B Private Warrants are each exercisable for one share of common stock at an exercise price of $1.50 per share and will expire on the fifth anniversary and the one and one-half year anniversary from the date of issuance, respectively. The Series B Private Warrants will not be exercisable until shareholder approval is obtained. In addition, upon a fundamental transaction that occurs within the control of the Company, the holder of the Series A Private Warrants and Series B Private Warrants shall have the right to receive payment in cash, or under certain circumstances in other consideration, from the Company at the Black Scholes value, as described in such warrants. The Private Pre-Funded Warrants are each exercisable for one share of common stock at an exercise price of $0.0001 per share and will expire when exercised in full. The Private Warrants may be exercised on a cashless basis. The Company is prohibited from effecting an exercise of any Private Warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise.

The measurement of fair value of the Private Warrants was determined utilizing a Black-Scholes model. The relative fair value allocated to the shares of common stock issued was less than $0.1 million, to the Private Pre-Funded Warrants was $1.8 million and to the Series A and Series B Private Warrants was $2.2 million. The total fair value allocated to these instruments in excess of par value is reflected within additional paid-in capital as the Private Warrants were determined to be equity classified.

On February 26, 2024, the Company closed a definitive agreement for the immediate exercise of an outstanding Series B Common Warrant held by an institutional investor from the issuance described above to purchase an aggregate of 2,933,334 shares of the Company’s common stock. See note 13 for further detail.

In March 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), under which we may offer and sell from time to time common shares having an aggregate offering price of up to $25.0 million. During the year ended December 31, 2023, the Company sold approximately 7,942 shares of our common stock under this agreement, resulting in net cash proceeds of $102 thousand, after deducting issuance costs of $19 thousand.

Note 12 – Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company had deferred tax assets of approximately $40,200 and $37,400, respectively, against which a full valuation allowance of $40,200 and $37,400, respectively had been recorded. The change in the valuation allowance for the year ended December 31, 2023 was an increase of $2,800. The increase in the valuation allowance for the year ended December 31, 2023 was mainly attributable to increases in net operating losses and non-deductible research expenses, which resulted in an increase in the deferred tax assets with a corresponding valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards – Federal and state	$17,943	$14,614
Net operating loss carryforwards – Israel	18,740	18,813
Share-based compensation	975	1,735
Capitalized research and development	2,184	1,698
Accrued liabilities and reserves	409	681
Total deferred tax assets	40,251	37,541
Deferred tax liabilities:
Right of use asset	(52)	(109)
Other	(39)	(34)
Total deferred tax liabilities	(91)	(143)
Net deferred tax assets before valuation allowance	40,160	37,398
Valuation allowance	(40,160)	(37,398)
Net deferred tax assets after valuation allowance	$-	$-

F-22

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2023 and 2022 is as follows:

	For the Year Ended December 31,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.7	6.6
U.S. vs. foreign tax rate differential	0.8	0.8
Non-deductible expenses	(5.8)	(2.7)
Tax credits	1.9	-
Deferred tax asset adjustments	(8.0)	(10.7)
Change in valuation allowance	(10.6)	(15.0)
Effective tax rate	-%	-%

The Company had approximately $151,400 and $134,100 of gross net operating loss (“NOL”) carryforwards (Federal, state and Israel) as of December 31, 2023 and 2022, respectively. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Since this has been the Company’s policy since 2019, the current year net capitalization of research and development costs in accordance with IRC 174 was $1.8 million for a total net accumulated gross amount of $10.6 million as of December 31, 2023.

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

A reconciliation of the Company’s NOLs for the years ended December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
U.S. Federal NOL’s	$35,676	$26,875
U.S. State NOL’s	34,266	25,464
Israel NOL’s	81,480	81,794
Total NOL’s	$151,422	$134,133

The Company’s Federal and state NOLs of $3,300 and $34,266, respectively, begin to expire after 2036 through 2042. The Company’s Federal NOL of $32,376, generated since 2018, and the Israel NOL of $81,480 do not expire. A check the box election for Israel was made and accepted by the IRS as of January 1, 2019. As such, approximately $37,600 of Israeli NOLs are available for use in the U.S and have an indefinite life.

The Company follows guidance on accounting for uncertainty in income taxes which prescribes a minimum threshold a tax position is required to meet before being recognized in the financial statements. The Company does not have any liabilities as of December 31, 2023 and 2022 to account for potential income tax exposure. The Company is obligated to file income tax returns in the U.S. federal jurisdiction, several U.S. States and Israel. Since the Company had losses in the past, all prior years that generated net operating loss carry-forwards are open and subject to audit examination in relation to the net operating loss generated from those years.

Note 13 – Subsequent Events

On February 26, 2024, the Company closed a definitive agreement for the immediate exercise of an outstanding Series B Common Warrant held by an institutional investor to purchase an aggregate of 2,933,334 shares of the Company’s common stock for gross proceeds to the Company of approximately $2.7 million. The Company intends to use the net proceeds for working capital and general corporate purposes.

As part of this transaction, the investor agreed to exercise the existing Series B common stock purchase warrant, which was originally issued in December 2023 and had an exercise price of $1.50 per share, at a revised exercise price of $0.925 per share. In consideration for the immediate exercise of the existing warrant for cash, the Company agreed to issue to the investor two new unregistered warrants, each to purchase 2,200,000 and 2,200,001 shares of common stock (or an aggregate of 4,400,001 shares) at an exercise price of $0.74 per share, respectively. The new warrants will be exercisable immediately upon issuance. Such warrants are identical, except that the first 2,200,000 warrants have a term of five years from the date of issuance and the second 2,200,001 warrants have a term of eighteen months from the date of issuance.

In connection with the transaction, the Company also agreed to amend, effective upon the closing of this transaction, the terms of 2,933,334 Series A Common Warrants issued in December 2023 held by the same institutional investor to reduce the existing exercise price thereof from $1.50 to $0.74 per share and warrants to purchase up to 276,134 shares of Common Stock issued in May 2023 held by the institutional investor to reduce the existing exercise price thereof from $10.80 to $0.74. Both warrants will have an extended expiration date to February 2029. All of the other terms of such warrants remain unchanged.

F-23