Form 10-Q
period 2024-03-31
Motus GI Holdings, Inc.
filed 2024-05-14
CIK 1686850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________.

Commission File Number: 001-38389

Motus GI Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4042793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 East Broward Boulevard, 3rd Floor Ft. Lauderdale, FL	33301
(Address of principal executive offices)	(Zip code)

(954) 541 8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchanged on Which Registered
Common Stock, $0.0001 par value per share	MOTS	OTCQB Market

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

As of May 7, 2024, 5,768,876 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Motus GI Holdings, Inc. and Subsidiaries

i

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,944	$4,958
Accounts receivable	81	76
Inventory, current	228	245
Prepaid expenses and other current assets	497	478
Total current assets	5,750	5,757

Fixed assets, net	897	992
Inventory, non-current	251	251
Right-of-use assets	155	210
Other non-current assets	13	13
Total assets	$7,066	$7,223

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,495	$1,842
Operating lease liabilities - current	116	169
Other current liabilities	66	226
Current portion of long-term debt, net of unamortized debt discount of $91 and $108, respectively	1,632	1,033
Total current liabilities	3,309	3,270

Long-term debt, net of unamortized debt discount of $5 and $16, respectively	669	1,239
Operating lease liabilities - non-current	21	27
Total liabilities	3,999	4,536

Commitments and contingent liabilities (Note 9)

Shareholders’ equity
Common stock $0.0001 par value; 115,000,000 shares authorized; 5,210,876 and 1,547,042 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	-
Additional paid-in capital	159,397	156,905
Accumulated deficit	(156,331)	(154,218)
Total shareholders’ equity	3,067	2,687
Total liabilities and shareholders’ equity	$7,066	$7,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023

Revenue	$64	$56

Operating expenses:
Cost of revenue - sales	12	9
Cost of revenue - impairment of inventory	-	165
Research and development	455	1,454
Sales and marketing	151	842
General and administrative	1,472	1,945
Total costs and expenses	2,090	4,415
Loss from operations	(2,026)	(4,359)

Gain on change in estimated fair value of contingent royalty obligation	-	220
Finance expense, net	(80)	(239)
Foreign currency loss	(7)	(8)

Net loss	$(2,113)	$(4,386)
Deemed dividends from warrant issuance	(5,508)	-
Net loss attributable to common shareholders	$(7,621)	$(4,386)

Basic and diluted loss per common share:
Net loss	$(0.25)	$(13.81)
Net loss attributable to common shareholders	(0.88)	(13.81)
Weighted average number of common shares outstanding, basic and diluted	8,613,204	317,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ (Deficiency) Equity

(unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2024	1,547,042	$-	$156,905	$(154,218)	$2,687
Issuance of warrants upon settlement of placement agent warrant obligation	-	-	154	-	154
Issuance of common shares upon exercise of warrants net of financing fees of $504	3,663,834	1	2,267	-	2,268
Share based compensation	-	-	71	-	71
Net loss	-	-	-	(2,113)	(2,113)
Balance at March 31, 2024	5,210,876	$1	$159,397	$(156,331)	$3,067

	Common Stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	capital	deficit	deficiency
Balance at January 1, 2023	310,494	$-	$144,328	$(141,351)	$2,977
Issuance of common shares pursuant to at-the-market registered offering, net of issuance costs of $19	7,942	-	102	-	102
Share based compensation	-	-	222	-	222
Net loss	-	-	-	(4,386)	(4,386)
Balance at March 31, 2023	318,436	$-	$144,652	$(145,737)	$(1,085)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motus GI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,113)	$(4,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	117
Amortization of debt issuance costs	30	62
Gain on change in estimated fair value of contingent royalty obligation	-	(220)
Share based compensation	71	222
Impairment of inventory	-	165
Amortization on operating lease right-of-use asset	55	73
Changes in operating assets and liabilities:
Accounts receivable	(5)	7
Inventory	17	22
Prepaid expenses and other current assets	(19)	(312)
Accounts payable and accrued expenses	(88)	(472)
Operating lease liabilities - current and non-current	(60)	(74)
Other current and non-current liabilities	(6)	(6)
Net cash used in operating activities	(2,023)	(4,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(39)
Net cash used in investing activities	-	(39)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	-	121
Proceeds from exercise of warrants	2,712	-
Repayment of debt	-	(655)
Payment of debt issuance costs and financing fees	(328)	-
Equity financing fees	(375)	(19)
Net cash provided by (used in) financing activities	2,009	(553)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14)	(5,394)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,958	14,042
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,944	$8,648

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$81	$246

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of warrants upon settlement of placement agent warrant obligation	$154	$-
Non-cash issuance costs from warrant issuance	$60	$-
Reclassification of inventory to fixed assets	$-	$14
Financing fees incurred but unpaid at period end	$69	$-
Right-of-use asset obtained in exchange for lease obligation	$-	$35

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

The Company has developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures. The Pure-Vu System has received a CE Mark in the EU for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to improve visualization to provide better-quality exams and avoid delayed or canceled procedures.. The Company received 510(k) clearance in October 2023 from the FDA for the Pure-Vu EVS System for use in the upper GI tract and Gen 4 Colon and has commenced limited market introduction of these products in over the last few months. Both devices leverage the same workstation and feature key enhancements such as a larger and more powerful suction channel, more efficient irrigation jets, a smaller profile distal tip that offers enhanced flexibility during insertion, enhanced navigation and a much easier bed side set up. The Company does not expect to generate significant revenue from product sales until it further expands its commercialization efforts, which is subject to significant uncertainty.

Note 2 – Basis of Presentation and Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2023 10-K filed with the SEC on March 18, 2024. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2023 balance sheet information was derived from the audited financial statements as of that date.

The Company has generated limited revenues to date from the sale of products. The Company has never been profitable and has incurred significant net losses each year since its inception, including a loss of $2.1 million for the three months ended March 31, 2024. The Company expects to continue to incur net operating losses for the foreseeable future. Net cash used in operating activities for the three months ended March 31, 2024 was $2.0 million. As of March 31, 2024, the Company had cash and cash equivalents of $4.9 million and an accumulated deficit of $156.3 million.

We are exploring a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. If a strategic transaction is not completed, or if additional financing is not available, we may not be able to service our outstanding indebtedness and our payables and may have to file for bankruptcy protection or pursue a dissolution of the Company and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations and service our outstanding indebtedness. We cannot provide assurance as to the amount of cash that will be available to distribute to stockholders, if any, after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome for this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2024 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024.

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

Basic and diluted net loss per share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the applicable period. Diluted net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the applicable period, including any potentially dilutive securities such as stock options, unvested restricted stock, warrants, and other convertible instruments unless the result of inclusion would be antidilutive. The dilutive effect of restricted stock units subject to vesting and other share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented. The shares of common stock issuable under certain outstanding pre-funded warrants and shares of common stock held by the Company in abeyance are considered outstanding for the purposes of computing earnings per share, as these shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. The 2,432,705 unexercised pre-funded warrants and in connection with the February 2024 Warrant Exercise (see Note 11), 1,980,000 warrants that were exercised during the quarter ended March 31, 2024 were not yet issued as common stock and are held by the Company in abeyance, were included in the Company’s calculation of basic and diluted loss per share.

The Company recorded a deemed dividend of $5,508 in connection with a February 2024 Warrant Exchange Agreement, as defined herein and further discussed in Note 11. The deemed dividend is added to the net loss in determining the net loss available to common stockholders.

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2024 and 2023, the Company had a full valuation allowance against its deferred tax assets.

For the three months ended March 31, 2024 and 2023, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2024 and 2023, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

New Accounting Pronouncements- Recently Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. The Company adopted this ASU on January 1, 2024. The adoption of this ASU did not result in a material impact to the consolidated financial statements and disclosures.

Accounting Pronouncements- Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of certain optional expedients for derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of December 31, 2023, the Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures. These new requirements include: disclosure of significant segment expenses regularly provided to the CODM, the title and position of the CODM, and the extension of certain annual disclosures to interim periods, permitting the disclosure of multiple measures of segment profit or loss, provided that certain criteria are met. The standard also clarifies that entities with a single reportable segment are subject to new and existing segment reporting requirements. The standard will be effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company is continuing to assess the potential impacts of the amendments, and it does not expect this pronouncement to have a material effect on its condensed consolidated financial statements, other than the required changes to the segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose additional information in specified categories in the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. ASU 2023-09 also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold and eliminates certain existing disclosures. In addition to new disclosures associated with the rate reconciliation, the standard requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The standard will be effective for annual periods in fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively, and early adoption is permitted. The Company is continuing to assess the potential impacts of the standard, and it does not expect this pronouncement to have a material effect on its condensed financial statements, other than the required changes to the income tax disclosures.

Note 4 –Fair Value Measurements

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain other current liabilities, due to their short-term nature. Debt instruments are measured at amortized cost on the Company’s condensed consolidated balance sheets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.

Note 5 – Inventory

Inventory is stated at lower of cost or net realizable value using the weighted average cost method and is evaluated at least annually for impairment. Write-downs for potentially obsolete or excess inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. For the three months ended March 31, 2024 and 2023, an inventory impairment of $0 and $165, respectively, was recorded. Inventories that exceed estimated realization for the next twelve months from the condensed consolidated balance sheet date based on future sales forecasts are classified as long-term assets.

Inventory at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$451	$487
Work-in-process	-	196
Finished goods	756	541
Inventory reserve	(728)	(728)
Inventory, net	$479	$496
Less: Inventory, current	$228	$245
Inventory, non-current	$251	$251

Note 6 – Fixed assets, net

Fixed assets, summarized by major category, consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Office equipment	$171	$171
Computers and software	321	321
Machinery	1,155	1,155
Lab and medical equipment	1,489	1,489
Leasehold improvements	200	200
Total	3,336	3,336
Less: accumulated depreciation and amortization	(2,439)	(2,344)
Fixed assets, net	$897	$992

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $95 and $117, respectively.

Note 7 – Leases

The Company leases offices in Fort Lauderdale, Florida and Israel which expire in November 2024 and December 2024, respectively. The Company also leases vehicles under operating leases that expire at various dates through 2026.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Lease Cost
Operating lease (income) cost, net of related party license fee	$(10)	$16
Variable lease cost	41	25
Short-term lease cost	47	40
Total lease cost	$78	$81

	As of	As of
	March 31, 2024	December 31, 2023
Assets
Operating lease, right-of-use- asset	$155	$210
Liabilities
Current
Operating lease liabilities	$116	$169
Non-current
Operating lease liabilities, net of current portion	21	27
Total lease liabilities	$137	$196

Other information:
Weighted average remaining lease term - operating leases	1.05 years	1.18 years
Weighted-average discount rate - operating leases	7.24%	7.3%

The Company’s lease expense is included in general and administrative expenses which is net of the related party license fee of $67 and $49 for the three months ended March 31, 2024 and 2023, respectively (see Note 10).

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

The Convertible Note and Tranche B were funded on the Effective Date. As of December 31, 2021, the Company drew down the full $3,000 aggregate principal amount of Tranche C. The Convertible Note was settled in December 2023, concurrent with the Company closing on a public offering of equity securities, in exchange for shares of the Company’s common stock or pre-funded warrants to purchase the Company’s common stock and additional warrants to purchase the Company’s common stock. The Company has made aggregate payments on the Long-term Debt of $5,743 through the quarter ended March 31, 2024, of which $5,681 represented the payment of outstanding principal and $62 represented payments applied to the 1.75% end of loan payment.

The Tranche B loan initially required interest only monthly payments commencing on the Effective Date until September 30, 2022, and, thereafter, thirty-three monthly payments of principal and interest accrued thereon until June 1, 2025, as well as the payment of an end of loan payment of 1.75% of principal drawn. The Tranche C loan initially required interest only monthly payments commencing on the date of the draw down until September 30, 2022, and, thereafter, thirty-two monthly payments of principal and interest accrued thereon until June 1, 2025, as well as the payment of an end of loan payment of 1.75% of principal drawn. As part of the First Amendment to the Kreos Loan Agreement, the Company will make interest only monthly payments for six months, at the stated 9.5% cash interest rate, beginning with the January 1, 2024, payment date and ending with the June 1, 2024, payment date. Thereafter, the Company will make monthly payments of principal and interest accrued thereon through the June 1, 2025, maturity date.

Upon the initial funding of the Tranche B and C Loans, the Lender retained the final payments of principal and interest due on June 1, 2025, totaling $274, of which $197 remains unapplied and was recorded in prepaid expense and other current assets at March 31, 2024.

For the three months ended March 31, 2024 and 2023, interest expense for the Loan was as follows:

	Three Months March 31,
	2024	2023
Contractual interest expense	$55	$246
Amortization of debt issuance costs	30	62
Total interest expense	$85	$308

Future principal payments under the Long-term Debt as of March 31, 2024 are as follows:

Amount
2024	$1,723
2025	596
Total future principal payments	2,319
End of loan payments	78
Less unamortized debt issuance costs of current portion of long-term debt	(91)
Less unamortized debt issuance costs of non-current portion long-term debt	(5)
Total balance	$2,301
Less long-term debt, current	$1,632
Long-term debt, net of current portion	$669

Note 9 – Commitments and Contingencies

The Company has entered into and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its research and development efforts. Significant agreements are described in detail in the Company’s 2023 Form 10-K. While specific amounts will differ from quarter to quarter, the Company believes its overall activities regarding these agreements are materially consistent with those described in the 2023 Form 10-K. In addition to the specific agreements described in the 2023 Form 10-K, the Company has entered into, and will in the future enter into, other research and service provider agreements for the advancement of its research and development efforts. The Company expects to pay additional amounts in future periods in connection with existing and future research and service provider agreements.

Note 10 – Related Party Transactions

Shared Space Agreement

In January 2020, the Company entered into a license agreement (the “Shared Space Agreement”) with Orchestra BioMed, Inc. (OBIO), formerly a greater than 5% holder of the Company’s common stock. Pursuant to the Shared Space Agreement, the Company granted a license to OBIO for the use of portions of the office space not being used by the Company in the Company’s leased facility in Fort Lauderdale, Florida (the “Premises”), and a proportionate share of common areas of such Premises, which previously covered approximately 35% of the Premises and was to expand incrementally to approximately 60 to 70% of the Premises by September 2024. In May 2022, the Company entered into an amendment to the Shared Space Agreement. Pursuant to the amendment, the area covered by the Shared Space Agreement was expanded to 95% of the premises and the aggregate license fees will generally range from approximately $212 to approximately $270 in any given calendar year during the term of the Shared Space Agreement until the termination of the lease in November 2024. During the three months ended March 31, 2024 and 2023, the Company recorded a license fee of $67 and $49, respectively, in relation to the Shared Space Agreement. This amount is netted with rent expense in general and administrative expenses.

Extinguishment of Royalty Obligation

As noted in Note 4, the Company extinguished its royalty obligation in exchange for equity interests during Q3 2023. OBIO held the majority of the Royalty Payment Rights Certificates, and as such approved the Amendment Agreement and the settlement exchange. OBIO received 46,768 shares as a part of the settlement of all outstanding royalty payment obligations.

The change in the fair value of the contingent royalty obligation during the three months ended March 31, 2023 was a decrease of $220.

Note 11 – Share-based compensation, warrants and common stock issuances

The following table sets forth total non-cash share-based compensation for the issuance of common stock, options to purchase common stock, and restricted stock unit awards by operating statement classification for the three months ended March 31, 2024 and 2023:

	Three Months ended March 31,
	2024	2023
Research and development	$23	$59
Sales and marketing	6	1
General and administrative	42	162
Total	$71	$222

As of March 31, 2024, unamortized share-based compensation for stock options was $313, with a weighted-average recognition period of 1.13 years.

Stock option and warrant activity

A summary of the Company’s stock option and warrant activity is as follows:

	Options		Warrants
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2023	60,170	$171.23	17,455,312	$1.99
Awarded	-	$-	4,697,085	$0.79
Exercised	-	$-	(5,643,863)	$0.48
Expired	-	$-	(1,132)	$525.0
Outstanding at March 31, 2024	60,170	$171.23	16,507,402	$0.96
Exercisable at March 31, 2024	21,297	$462.93	16,507,402	$0.96

As of March 31, 2024 and December 31, 2023, there were 1,009 outstanding restricted stock unit awards at a weighted average grant date fair value of $125.42.

As of March 31, 2024, unamortized stock compensation for restricted stock units was $14, with a weighted-average recognition period of 0.54 years.

As of March 31, 2024, in connection with the February 2024 Warrant Exercise (as defined herein) 1,980,000 warrants that were exercised during the quarter ended March 31, 2024 were not yet issued as common stock, and are held by the Company in abeyance.

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

In connection with the completion of the Public Offering, the Company was also obligated to issue H.C. Wainwright & Co., LLC. warrants to purchase an aggregate of 150,417 shares of Common Stock (the “Public Offering Placement Agent Warrants”). The Public Offering Placement Agent Warrants are to be exercisable for a period of five years from the issuance date, at an exercise price of $1.875 per share, subject to adjustment, and may be exercised on a cashless basis. As the obligation to issue the Public Offering Placement Agent Warrants related to services provided in facilitating the Public Offering, the Company recorded the estimated fair value of the obligation as a cost of the Public Offering. The Public Offering Placement Agent Warrants were issued on January 4, 2024, and as such, the Company recorded the estimated fair value of the obligation of $154 to issue the warrants as a liability as of December 31, 2023. Upon the issuance of the Public Offering Placement Agent Warrants in January 2024, the Company derecognized the warrant issuance obligation and recorded the Public Offering Placement Agents Warrants as a component of additional paid in capital.

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

February 2024 Warrant Exchange Agreement

On February 21, 2024, the Company and an investor who had previously participated in the May 2023 Private Placement Offering and the December 2023 Public Offering entered into an agreement for the immediate exercise of certain outstanding warrants, the issuance of new warrants and the modification of other previously issued and outstanding warrants (the “February 2024 Warrant Exercise”). The February 2024 Warrant Exercise closed on February 26, 2024.

Under the terms of the February 2024 Warrant Exercise, the investor agreed to immediately exercise 2,933,334 Series B Common Warrants at a reduced exercise price of $0.925 per warrant (reduced from $1.50 per warrant). In addition, as consideration for the agreement to immediately exercise the Series B Common Warrants, the Company issued the investor a warrant to purchase 2,200,000 shares of Common Stock at an exercise price of $0.74 per share, exercisable for five years from the date of issuance (the “Series B-1 Warrant”), and a warrant to purchase 2,200,001 shares of Common Stock at an exercise price of $0.74 per share, exercisable for 18 months from the date of issuance (the “Series B-2 Warrant”). As a final consideration, the Company and the investor agreed to modify previous warrants issued in December 2023 (the Series A Common Warrants), May 2023 (the Common Warrants) and January 2021. These modifications included the reduction of the exercise prices of each such warrant to $0.74 per share, and the extension of the contractual term of each such warrant for five years from the date of closing of the modification (to February 26, 2029).

All of the previously issued warrants impacted by the February 2024 Warrant Exercise had been determined to be equity-classified by the Company. In addition, the Company determined that the newly issued Series B-1 and Series B-2 Warrants also met the requirements for equity classification. Given the terms of the February 2024 Warrant Exercise, the Company determined that the investor had agreed to exercise the Series B Common Warrants under an inducement offer, which included the reduction in exercise price of the Series B Common Warrants as well as the issuance of the Series B-1 and Series B-2 Warrants. The Company measured the additional value provided to the investor under such actions based on the reduction in exercise price (reflecting the increased intrinsic value to the investor) and the estimated fair value of the newly issued Series B-1 and Series B-2 Warrants (using a Black-Scholes model) to be approximately $5,027. In relation to the modification of the other warrants held by the investor, the Company followed the accounting guidance for the modification of equity-classified contracts and estimated the incremental fair value to be approximately $481 (using a Black-Scholes model). In total, these modifications and issuances under the inducement offer represented $5,508 in additional value provided to the investor, which was recorded as a deemed dividend. As the Company is in an accumulated deficit position as of the issuance date, the resulting deemed dividends were recorded as a reduction of additional paid-in capital and the deemed dividends were included in net loss attributable to common shareholders in the calculation of loss per share.

In connection with the completion of the February 2024 Warrant Exercise, the Company was also obligated to issue H.C. Wainwright & Co., LLC. warrants to purchase an aggregate of 146,667 shares of Common Stock (the “March 2024 Placement Agent Warrants”). The March 2024 Placement Agent Warrants are to be exercised for a period of five years from the issuance date, at an exercise price of $1.1563 per share, subject to adjustment, and may be exercised on a cashless basis. The March 2024 Placement Agent Warrants were issued on March 8, 2024. The estimated fair value of the March 2024 Placement Agent Warrants was determined utilizing a Black-Scholes model and estimated to be $0.1 million, which was recorded as a reduction in additional paid in capital as a cost of the related financing activity.

Note 12 – Subsequent Events

On May 12, 2024, Ravit Ram, our Chief Financial Officer, submitted a notice of resignation to the Company effective May 30, 2024.

As previously disclosed, on March 10, 2024, the Company’s board of directors reserved a total of $900,000 for potential cash bonus payments to the Company’s employees, contingent upon the achievement of a strategic transaction, the criteria of which to be determined by the board of directors, during the year ending December 31, 2024. On May 13, 2024, the board of directors approved the allocation of the total $900,000, in the event of a strategic transaction, with $288,000 to be allocated. Mark Pomeranz, the Company’s Chief Executive Officer, $100,000 to be allocated to Elad Amor, the Company’s Chief Accounting Officer, and $512,000 to be allocated amongst the remaining employees.

Effective May 13, 2024, our common stock was listed for trading on the OTCQB under our current ticker symbol “MOTS.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly those under Part II, Item 1A. “Risk Factors.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

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

Overview

We have developed the Pure-Vu System, a medical device that has been cleared by the U.S. Food and Drug Administration (the “FDA”) to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (“GI”) endoscopy procedures. The Pure-Vu System is also CE marked in the European Economic Area (EEA) for use in colonoscopy. The Pure-Vu System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu System is designed to provide better-quality exams. Challenges exist for inpatient colonoscopy and endoscopy, particularly for patients who are elderly, with comorbidities, or active bleeds, where the ability to visualize, diagnose and treat is often compromised due to debris, including fecal matter, blood, or blood clots. We believe this is especially true in high acuity patients, like GI bleeding where the existence of blood and blood clots can impair a physician’s view and removing them can be critical in allowing a physician the ability to identify and treat the source of bleeding on a timely basis. We believe use of the Pure-Vu System may lead to positive outcomes and lower costs for hospitals by safely and quickly improving visualization of the colon and upper GI tract, potentially enabling effective diagnosis and treatment without delay. In multiple clinical studies to date, involving the treatment of challenging inpatient and outpatient cases, the Pure-Vu System has consistently helped achieve adequate bowel cleanliness rates greater than 95% following a reduced prep regimen. We also believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens. Based on our review and analysis of the latest market data for the US and Europe as obtained from iData Research Inc., we believe that during 2023 approximately 1.5 million inpatient colonoscopy procedures were performed in the U.S. and approximately 4.8 million worldwide. Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System has been assigned an ICD-10 code in the US. The system does not currently have unique codes with any private or governmental third-party payors in any other country or for any other use; however, we may pursue reimbursement activities in the future, particularly in the outpatient colonoscopy market. We received 510(k) clearance in October 2023 from the FDA for the Pure-Vu EVS System for use in the Upper GI tract as well as an enhanced version for the colon. We commenced market introduction of these products in late Q4 2023. We do not expect to generate significant revenue from product sales until we further expands our commercialization efforts, which is subject to significant uncertainty.

Recent Developments

February 2024 Private Placement

On February 21, 2024, we entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with a holder (the “Holder”) of certain of our existing warrants to purchase up to an aggregate of 2,933,334 shares of our common stock, par value $0.0001 per share, issued to the Holder on December 21, 2023 (the “Existing Warrants”).

Pursuant to the Warrant Exchange Agreement, the Holder agreed to exercise for cash its Existing Warrants at a reduced exercise price of $0.925 per share in consideration for our agreement to issue in a private placement (i) new series B-1 common stock purchase warrants (the “New Series B-1 Warrants”) to purchase up to 2,200,000 shares of common stock (the “New Series B-1 Warrant Shares”) and (ii) new series B-2 common stock purchase warrants (the “New Series B-2 Warrants” and together with the New Series B-1 Warrants, the “New Warrants”) to purchase up to 2,200,001 shares of common stock (the “New Series B-2 Warrant Shares” and together with the New Series B-1 Warrant Shares, the “New Warrant Shares”), as described below.

The closing of the transactions contemplated pursuant to the Warrant Exchange Agreement occurred on February 26, 2024. We received an aggregate gross proceeds of approximately $2.7 million from the exercise of the Existing Warrants by the Holder, before deducting financial advisory fees and other offering expenses payable by the Company. We intend to use the net proceeds for working capital and general corporate purposes.

The shares of common stock underlying the Existing Warrants have been registered pursuant to an existing registration statement on Form S-1 (File No. 333-275121), as amended from time to time, and declared effective by the SEC on December 18, 2023.

We filed a registration statement on Form S-3 providing for the resale of the New Warrant Shares (the “Resale Registration Statement”), which was declared effective by the SEC on April 2, 2024. We intend to keep the Resale Registration Statement effective at all times until the Holder no longer owns any New Warrants or New Warrant Shares.

Pursuant to the Warrant Exchange Agreement, we agreed not to issue any shares of common stock or common stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until July 1, 2024. The Company has also agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the Warrant Exchange Agreement, a copy of which is incorporated by reference to this Quarterly Report on Form 10-Q substantially in the form referenced herein as Exhibit 10.1) until six (6) months after April 2, 2024 (subject to certain exceptions).

Delisting of Common Stock from The Nasdaq Capital Market

On April 5, 2024, we received a notification letter (the “Letter”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Staff had determined that the bid price of our common stock, par value $0.0001 per share, had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, was not in compliance with Listing Rule 5550(a)(2). The Letter indicated that, as a result of the 1:20 reverse stock split effected on July 25, 2022 and the 1:15 reverse stock split effected on November 1, 2023, pursuant to Listing Rule 5810(c)(3)(A)(iv), we were not eligible for any compliance period specified in Rule 5810(c)(3)(A) due to the fact that we effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. Accordingly, the Letter concluded that our common stock would be delisted from The Nasdaq Capital Market unless we requested a hearing from the Staff by April 12, 2024.

We do not believe that we would be able to maintain the listing of our common stock on The Nasdaq Capital Market and accordingly, did not appeal the Staff’s determination. As a result, trading of our common stock was suspended on Nasdaq and on April 25, 2024, Nasdaq issued a notification of removal from listing pursuant to the requirements of the Securities and Exchange Act of 1934. Effective May 13, 2024 our common stock was listed for trading on the OTCQB under our current ticker symbol “MOTS.”

Financial Operations Overview

We have generated limited revenues to date from the sale of products. We have never been profitable and have incurred significant net losses each year since our inception, including a loss of $2.1 million for the three months ended March 31, 2024, and we expect to continue to incur net operating losses for the foreseeable future. As of March 31, 2024, we had $4.9 million in cash and cash equivalents and an accumulated deficit of $156.3 million. We are exploring a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. If a strategic transaction is not completed, or if additional financing is not available, the Company may not be able to service our outstanding indebtedness and our payables and may have to file for bankruptcy protection or pursue a dissolution of the Company and liquidation of all of the Company’s remaining assets. In such an event, the amount of cash available for distribution to the Company’s shareholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as the Company continues to fund its operations and service the Company’s outstanding indebtedness. The Company cannot provide assurance as to the amount of cash that will be available to distribute to shareholders, if any, after paying its debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any. Such conditions raise substantial doubts about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in Note 3 to the consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2024, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgement and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

Revenue

As of March 31, 2024, our commercial launch of the FDA-cleared Pure-Vu EVS System has generated limited revenue. We expect to generate greater revenue from product sales if and when we expand our commercialization efforts; however, this is subject to significant uncertainty.

Revenue totaled $64.0 thousand for the three months ended March 31, 2024, compared to $56.0 thousand for the three months ended March 31, 2023. The increase of $8.0 thousand was attributable to the sales of Pure-Vu Gen EVS disposables product.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2024 totaled $12.0 thousand, compared to $174.0 thousand for the three months ended March 31, 2023. Cost of revenue includes the impairment of inventory of $0 and $165.0 thousand during the three months ended March 31, 2024 and 2023, respectively.

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

Research and development expenses totaled $0.5 million for the three months ended March 31, 2024 compared to $1.5 million for the three months ended March 31, 2023. The $1.0 million decrease is primarily attributable to a decrease of $0.7 million in salaries and personnel related costs, $0.1 million in profession services, and $0.1 in clinical study related costs.

Sales and Marketing

Sales and marketing expenses include cash and non-cash expenses primarily related to our sales and marketing personnel and infrastructure supporting the commercialization of the Pure-Vu System.

Sales and marketing expenses totaled $0.2 million for the three months ended March 31, 2024 compared to $0.8 million for the three months ended March 31, 2023. The decrease of $0.6 million is primarily attributable to a decrease of $0.6 million in salaries and personnel related costs.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, compliance related fees, and expenses associated with obtaining and maintaining patents.

General and administrative expenses for the three months ended March 31, 2024 totaled $1.5 million, compared to $1.9 million for the three months ended March 31, 2023. The decrease of $0.4 million was primarily attributable to decreases of $0.4 million in salaries and other personnel related costs.

Liquidity and Capital Resources

To date, we have generated minimal revenues, experienced negative operating cash flows and have incurred substantial operating losses from our activities. We expect operating costs will increase significantly as we incur costs associated with commercialization activities related to the Pure-Vu System. As described above under “Overview” and “Financial Operations Overview,” we are exploring a range of strategic and financing alternatives focused on maximizing stockholder value and accelerating the commercialization of the Pure-Vu System. If a strategic transaction is not completed, or if additional financing is not available, we may not be able to service our outstanding indebtedness and our payables and may have to file for bankruptcy protection or pursue a dissolution of the company and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations and service our outstanding indebtedness. We cannot provide assurance as to the amount of cash that will be available to distribute to shareholders, if any, after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any. We expect to continue to fund our operations primarily through utilization of our current financial resources, future product sales, the issuance of debt or equity, as well as through other strategic alternative transactions. As of March 31, 2024, our accumulated deficit was $156.3 million. Such conditions raise substantial doubt about our ability to continue as a going concern.

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

Our ability to continue as a going concern for the next twelve months from the issuance of our Quarterly Report on Form 10-Q, depends on our ability to execute our business plan, increase revenue and reduce expenditures. As of March 31, 2024, we had cash and cash equivalents of $4.9 million and an accumulated deficit of $156.3 million. Based on our current business plan, we believe our cash and cash equivalents as of March 31, 2024 will be sufficient to meet our anticipated cash requirements into the second quarter of 2024. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants, as well as evaluate other strategic alternative transactions. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and clinical development programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development, clinical trial and commercial efforts.

These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

As of March 31, 2024, we had total current assets of $5.8 million and total current liabilities of $2.3 million resulting in working capital of $3.5 million. Net cash used in operating activities for the three months ended March 31, 2024 was $2.0 million, which includes a net loss of $2.1 million, offset by non-cash expenses principally related to share based compensation expense of $0.1 million, and depreciation and amortization of $0.1 million, offset by changes in net working capital items principally related to the increase in accounts payable and accrued expenses of $0.1 million.

Net cash provided by financing activities for the three months ended March 31, 2024 totaled $2.0 million related to proceeds from the exercise of warrants of $2.7 million, offset by payment of debt issuance costs of $0.3 million and equity financing fees of $0.4 million.

Shelf Registration Statement

On March 16, 2021, we filed a shelf registration statement (File No. 333-254343) with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on March 26, 2021 (the “2021 Shelf Registration Statement”), that allows us to offer, issue and sell up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, warrants, debt securities, subscription rights and/or units from time to time, together or separately, in one or more offerings. As of March 31, 2024, we have not sold any securities under the 2021 Shelf Registration Statement.

Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our principal executive officer, principal financial officer, and principal accounting officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the risk factor below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, for the year ended December 31, 2023 may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

If our shares of common stock become subject to the penny stock rules, it will become more difficult to trade our shares of common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Since our common stock is listed for trading on the OTCQB, and is currently trading below $5.00 per share, we are subject to penny stock rules and will continue to be subject to such rules, so long as the price of our common stock remains less than $5.00 per share. The penny stock rules require a brokerdealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

For the three months ended March 31, 2024, there were no additional material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 18, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 12, 2024, Ravit Ram, our current Chief Financial Officersubmitted a notice of resignation to the Company, effective May 30, 2024.

As previously disclosed, on March 10, 2024, the Company’s board of directors reserved a total of $900,000 for potential cash bonus payments to the Company’s employees, contingent upon the achievement of a strategic transaction, the criteria of which to be determined by the board of directors, during the year ending December 31, 2024. On May 13, 2024, the board of directors approved the allocation of the total $900,000, in the event of a strategic transaction, with $288,000 to be allocated Mark Pomeranz, the Company’s Chief Executive Officer, $100,000 to be allocated Elad Amor, the Company’s Chief Accounting Officer, and $512,000 to be allocated amongst the remaining employees.

Effective May 13, 2024, our common stock was listed for trading on the OTCQB under our current ticker symbol “MOTS.”

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation	S-1	333-222441	3.1	1/5/2018

3.2	Certificate of Amendment to the Certificate of Incorporation	S-1	333-222441	3.2	1/5/2018

3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 13, 2020	8-K	001-38389	3.1	8/14/2020

3.4	Certificate of Amendment of Certificate of Incorporation of Motus GI Holdings, Inc. dated July 25, 2022	8-K	001-38389	3.1	7/26/2022

3.5	Certificate of Amendment of Certificate of Incorporation, as amended, of Motus GI Holdings, Inc, dated November 1, 2023.	8-K	001-38389	3.1	11/2/2023

3.6	Bylaws, as amended	10-Q	001-38389	3.1	11/14/2022

4.1	Form of New Warrant for the Series B-1 Warrant	8-K	001-38389	4.1	2/22/2024

4.2	Form of New Warrant for the Series B-2 Warrant	8-K	001-38389	4.2	2/22/2024

10.1	Form of Warrant Exchange Agreement	8-K	001-38389	10.1	2/22/2024

10.2	Form of Amendment to the Common Warrant	8-K	001-38389	10.2	2/22/2024

10.3	Form of Amendment No. 1 to the Series A Common Stock Purchase Warrant	8-K	001-38389	10.3	2/22/2024

10.4	Form of Amendment to the Employment Agreement between the Company and Ravit Ram	8-K	001-38389	10.1	3/11/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350).					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).					X

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTUS GI HOLDINGS, INC.

Date: May 14, 2024	By:	/s/ Mark Pomeranz
	Name:	Mark Pomeranz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Ravit Ram
	Name:	Ravit Ram
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2024	By:	/s/ Elad Amor
	Name:	Elad Amor
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

